Form 10-K
period 2022-12-31
GlobalTech Corp
filed 2023-03-31
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 0001938338

GLOBALTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

3550 Barron Way Suite 13a, Reno, NV 89511

(Address of principal executive offices, including zip code.)

775 624 4817

(Telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered.
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately N/A.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of December 31, 2022

Document Incorporated by Reference: None

We are a controlled company as 63.30 % of our issued and outstanding shares are held by Babar Ali Syed.

PART I

Forward Looking Statements.

Certain of the matters we discuss in this annual report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates”, or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of this Statement and are expressly qualified in their entirety by the cautionary statements included in this Registration Statement. We undertake no obligation to publicly update or revise any written or oral forward-looking statements made by us or on our behalf, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

•	The last day of our fiscal year during which we have had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Securities and Exchange Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more.

•	The last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective IPO registration statement;

•	The date on which we have, during the previous three (3)-year period, issued more than $1,000,000,000 in non-convertible debt; or

•	The date on which we are deemed to be a ‘large, accelerated filer’ as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which requires the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, refer to GlobalTech Corporation, a Nevada corporation.

Item 1. Description of Business

General Information

Form and Year of Organization

GlobalTech Corporation (“us”, “we” or “our”) was formed as a corporation in the state of Nevada on December 12, 2017, with the name Elko Broadband Inc. (“EBI”) to engage in communications and broadband business in the country of Pakistan.

On July 1, 2018, we enacted a “Forward Split” of our common shares, $0.0001 par value (the “Common Shares”), whereby we issued ten (10) Common Shares for each one (1) Common Share outstanding, which increased our outstanding Common Shares from 2,176,307 to 21,763,070 shares

On December 31, 2021, we entered into a reorganization (the “Reorganization”) and issued the shares pursuant to the reorganization On March 2, 2022 whereby:

■	We acquired Worldcall Holding Inc, a privately held Utah corporation (“WHI”);
■	We issued an aggregate of 117,299,472 of the Common Shares to Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali, the owners of 100% WHI;
■	WHI merged into the Company and ceased to exist;

In connection with the Reorganization, we acquired the following interests:

■

100% of Worldcall Services (Private) Limited (“WorldCALL Private”), incorporated on October 05, 2009, as a private limited Company in Pakistan under the Companies Ordinance 1984 (Repealed) now Companies Act 2017, facilitates channel placement and ancillary services for WorldCALL Public.

■

100% of Ferret Consulting F.Z.C. (“FZC”), a limited liability company registered on August 24, 2016, in the Emirates of Ajman, UAE, as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E which serve solely as the holding company for WorldCALL Public.

■

WorldCALL Private and FZC which own 14.7% and 40.5%, respectively of WorldCALL Telecom Limited (“WorldCALL Public”), a publicly traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017),

■	Through our ownership of 55.2% of WorldCALL Public, Route 1 Digital (Private) Limited is a subsidiary.

As a result of our ownership of 100% of Worldcall Private and FZC, we indirectly hold 55.2% on fully diluted basis of WorldCALL Public which was 58.6% in our last submission. We shall continue to witness slight variation in holding % on account of exchange rate translation as WorldCall Public’s share capital comprises of ordinary shares and preference shares; preference shares are US$ denominated WorldCALL Public is licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) and offers Long Distance & International (“LDI”) services in Pakistan, re-broadcasting international/national satellite/terrestrial channels on cable television and broadband services.

If trading of shares of the common stock of GTC on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 19, 2022 Merger and Reorganization Agreement was amended for extension in trading date specifically to March 31, 2023. Subsequently, on March 16, 2023 agreement was so amended to extend trading date to June 30, 2023

We have applied for and received a Cusip Number 37892L 106 and have filed Form 211 to obtain a symbol. We are in process of obtaining a symbol and filing with DTC/ OTC to commence trading. We expect this process to be completed by June 30, 2023.

Corporate Structure

The diagram below illustrates our corporate structure as of December 31, 2022.

The following table sets forth our subsidiaries:

Name of company	Country of Incorporation or Establishment	Attributable Equity Interest Held
Worldcall Telecom Limited	Pakistan	55.2%
Worldcall Services (Private) Limited	Pakistan	100%
Ferret Consulting F.Z.C.	Emirates of Ajman, UAE	100%
Route 1 Digital (Private) Limited	Pakistan	55.2%

44.8% of the shares of Worldcall Telecom Limited is held by public shareholders in Pakistan. Worldcall Telecom Limited owns 100% of Route 1 Digital (Private) Limited.

Corporate Law of Pakistan

Under the Companies Act, 2017, and WorldCALL Public’s organizational documents, WorldCALL Public’s shareholders elect its Board of Directors at its annual meeting of shareholders. Through our ownership of WorldCALL Private and FZC, we hold 55.2% of WorldCALL Public, and its Board of Directors consists of Muhammad Shoaib, Babar Ali Syed (CEO), Muhammad Azhar Saeed, Faisal Ahmed, Mubasher Lucman, Hina Babar, Mansoor Ali and Tariq Hasan. As the holder of 55.2% of WorldCALL’s ordinary shares, we determine the outcome of its board of directors and any corporate transactions including mergers, acquisitions, dividends, and dissolution. As the owner of 55.2% of WorldCALL Public, we pay 55.2% of WorldCALL Public’s operational and other costs and expenses and receive 55.2% of its profits.

Location of Principal Executive Office

The address of our principal executive office and our contact information is as follows:

GlobalTech Corporation

3550 Barron Way, Suite 13a

Reno, Nevada 89511

Tel: (775) 624- 4817

Website: www.globaltechcorporation.com

Financial Condition

For the year ended December 31, 2022, our revenue was $11,620,515 YE December 31, 2021: $12,455,655] from sale of our services in Pakistan. During the year ended December 31, 2022, we incurred net loss of $12,422,807 [YE December 31, 2021: Net loss of $605,442.

Our Services

Our 55.2% owned subsidiary WorldCALL Public’s LDI network provides local and international interconnect services (connection between telecom service operators) to its customers in Pakistan. WorldCALL Public also provides digital television, analog cable television, and broadband internet services in Pakistan.

We sell our digital television, analog cable television, and broadband internet services to consumers and businesses.

Our Revenues

For the years ended December 31, 2022 and December 31, 2021, 100% of our revenues were generated by WorldCALL Public. Worldcall Private and FZC did not generate revenue during this period, as they are holding companies.

A breakdown of our revenue by service is as follows:

All in USD	12 Months Ended December 31, 2022	12 Months Ended December 31, 2021
Telecom (1)	8,258,524	9,468,157

Broadband (2)	3,424,584	3,004,041

Other	30,834	499,269

Less Discount	(5,281)	(16,543)

Less Sales Tax	(88,145)	(499,269)

Total	11,620,515	12,455,655

(1)	Telecom services consist of local and long-distance origination and connection services.
(2)	Broadband services consist of digital television, analog cable television, and broadband internet services.

Telecommunications Services

WorldCALL Public’s LDI Network provides local and international interconnect services to customers and other telecommunications providers in Pakistan using its LDI network. It is one of the largest LDI networks in Pakistan. The current capacity of WorldCALL Public’s network is nearly 8 million minutes per day of traffic.

Broadband Services

WorldCALL Public’s broadband services include digital television, analog cable television, and broadband internet services.

Broadband makes it easy to transfer heavy data, send/receive large emails, download music, and view videos online. According to Media Partners Asia, WorldCALL Public is one of the largest Cable Television operators in Pakistan.

■

Digital Television Services: For digital television services, WorldCALL Public provides a Set-top box for digital signal, which is a converter box that converts an encrypted signal from our central office to the customer’s location where the signal is provided to the customer’s television. Our digital television offers more than 200 channels, providing a television entertainment experience with sharper images, vibrant colors, and stereo sound. We presently have approximately 40,000 customers for our digital television at a monthly cost of between $1 to $8 which includes Internet and digital television.

■

Analog Cable Television Services: For analog television services, WorldCALL Public provides a coaxial connection, which is directly connected to the customer’s television. Our analog cable television offers 80+ crystal clear channels, including a wide assortment of satellite and in-house channels with a wide range of movies, news, and documentaries. We presently have approximately 750,000 customers for our analog television at a monthly cost of between $1 to $ 8. This does not include Internet.

■

Internet Service: We provide internet services to our customers, that allow for data downloads and data uploads. This includes internet access, email facilities, web-page facilities, and any other related internet facility or services that we may provide from time to time.

We use Hybrid Fiber Coaxial (HFC) to transport our signal from our central facility to distribution points within our network using fiber optics. We convert the signal at each location to an RF signal, which is transported by coaxial cable to our customer locations to provide digital and analog cable and internet. Our Hybrid Fiber Coaxial (HFC) coverage extends to nearly 200,000 home passes in Lahore and Karachi, the two largest cities of Pakistan with a combined population of 27 million, as shown by the Pakistan Bureau of Statistics. Our Cable TV coverage extends to four (4) additional cities and reaches nearly a million households. All connectivity is provided to local loop operators on fiber for further distribution on loop holder HFC infrastructure.

We use cable modems for data connectivity where our coaxial cable is connected to a cable modem which converts the signal for download and uploads to the customer premise equipment. For FTTH (Fiber to the Home), we use Optical line termination (“OLT”) and an Optical Network Termination (“ONT”). On a fiber network, the ONT/ONU is located at customer premises. The purpose of this device is to use optical fiber to connect to the passive optical network (PON) and communicate with the Internet service provider to get an Internet connection.

Long Haul and Metro Fiber

WorldCALL Public has deployed approximately 1,900 kilometers of metro fiber in 20 cities across Pakistan to provide its customers with internet and television service. The metro fiber network is located in dense urban centers, giving it a considerable advantage in service activation and last mile connectivity to market. WorldCALL Public has an advantage over its competitors because WorldCALL Public uses its own fiber network to transmit data and provide its broadband services to its customers, whereas competitors lease fiber from other entities, including WorldCALL Public, and then build their network to offer services to end users.

WorldCALL Public also has 4,500 kilometers of fiber in three fully redundant ring configurations across one long haul infrastructure which will be activated in the near future. Once activated, the combination of metro fiber and long-haul infrastructure will allow coverage to approximately 3.2 million homes passed.

Patents and Trademarks

We do not hold any patents. World Call Public holds a trademark registered with The Trademarks Registry, Karachi, Government of Pakistan, including the “WorldCall logo”.

Employees

We have 397 full-time and 0 part-time employees as follows:

WorldCALL Telecom Limited	Full-Time (389)	Part Time (0)
Sales & Technical	229	0
Administrative	148	0
Management	12	0

Worldcall Services (Private) Limited	Full-Time (6)	Part-Time (0)
Sales	0	0
Administrative/Management	6	0

Ferret Consulting	Full-Time (2)	Part-Time (0)
Sales	0	0
Administrative/Management	2	0

Material Agreements

■

February 11, 2005, WorldCALL Public entered into an agreement with Multinet Pakistan (Pvt) Limited, a Pakistan limited company, which provides for the transfer of a long haul project consisting of the installation of an option fiber cable throughout Pakistan and all optic fiber, cable accessories & cable test equipment, transmission equipment, ADMs, co-location centers, rights of way, permissions, consents, waivers, and all other assets used in connection with or constituting the project.

■

On March 30, 2006, WorldCALL Public entered into an agreement with Trans World Associates (Pvt) Limited, a Pakistan limited company, which provides for the deployment and operations of a Fiber Optic cable from the landing station to the Karachi hub on an Indefeasible Right of Use basis.

■	On March 12, 2007, WorldCALL Public entered into an agreement with the Capital Development Authority (CDA) for the deployment of Fiber Optic Infrastructure in Islamabad Capital Territory.
■

On August 1, 2007, Worldcall Telecom Limited entered into an agreement with Telenor Pakistan (Pvt) Limited, a Pakistan limited company, which provides for deployment and operations of Fiber Optic cables across Pakistan on an Indefeasible Right of Use basis.

■

On December 4, 2008, WorldCALL Public entered into an agreement with Multinet Pakistan (Pvt) Limited, a Pakistan limited company, which provides for WorldCALL Public to sell one Optic Fiber Duct in the WorldCALL Public Fiber Optic Duct System to Multinet Pakistan (Pvt) Limited.

■

On May 31, 2010, WorldCALL Public entered into an agreement with Pakistan Mobile Communication Limited (“PMCL”) which provides for WorldCALL Public to sell one Optic Fiber Duct in the WorldCALL Public Fiber Optic Duct System to PMCL.

■

On January 11, 2018, WorldCALL Public entered into an agreement with Station Headquarters Lahore Cantonment granting WorldCALL Public permission to provide triple play services (i.e., cable TV Network, Internet, and telephone service) in Lahore Cantonment serving all Civil and military establishments, institutions, commercial and residential areas, private and public colonies, residential premises, offices and Housing Societies excluding DHA, etc. The agreement expires on December 31, 2023, and is renewable with the mutual consent of both parties

■

On July 28, 2019, WorldCALL Public entered into an Interconnection Agreement with Pakistan Mobile Communications Limited, a Pakistan limited company, (“PMCL”) which provides for the interconnection of the PMCL telecommunications network with the WorldCALL Public telecommunications network.

■

On February 21, 2020, WorldCALL Public entered into an Interconnection Agreement with Acmetel USA LLC, a company incorporated in the United States, which provides for the interconnection of the Acmetel UCA LLC telecommunication services with the WorldCALL Public telecommunications services.

■

On December 31, 2021, the Company entered into a Plan and Agreement of Reorganization with Worldcall Holding Inc, a Utah corporation, for the acquisition of all of the Worldcall Holding Inc assets, consisting of 100% ownership of Worldcall Services (Private) Limited and 100% ownership of Ferret Consulting F.Z.C., in exchange for an aggregate of 117,299,473 Common Shares issued to Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

Our business is not seasonal.

Status of any Publicly Announced New Product or Service

We have no publicly announced new product or service.

Competitive Business Conditions

For each segment of business operations, we have a different competitive landscape with the following identified competitors.

Competition—Broadband/Internet in Pakistan

The following table shows our and our competitors’ respective customers for Broadband services in Pakistan as of December 31, 2022:

Operator	Customers
WorldCALL Public	45,000
Pakistan Telecommunications Company Limited (“PTCL”)	550,000
Cybernet (PVT) Limited	80,000
Transworld Associates	35.000
Nayatel (Pvt) Limited	22,000
Multinet (Pvt) Limited	25,000
Wateen (Pvt) Limited	5,000

In major metropolitan areas, for our Broadband and cable television services, we compete with two or three operators servicing a specific housing development. Worldcall has transitioned to IP transit wholesale operations and future projections remain positive on account of the unserved or under-served market with good growth potential. WorldCALL was awarded the prestigious “Consumers’ Choice Award” for “Best Affordable Broadband Service” https://cca.com.pk/wp-content/uploads/2022/09/5-683x1024.jpg

Competition—Cable Television in Pakistan

The following table shows our and our competitors’ respective customers for digital and analog cable television service in Pakistan as of December 31, 2022:

Operator	Customers
WorldCALL Public	750,000
Pakistan Telecommunications Company Limited (“PTCL”)	85,000
Cybernet (PVT) Limited	75,000
DG Cable (Consortium)	450.000
Solo Cable (Consortium)	550,000

WorldCALL Public is the largest cable operator in Pakistan and was recognized as such by “Consumers Association of Pakistan” https://cca.com.pk/company-award/

Data Protection

In Pakistan, there are a number of statutes and regulations on data protection to which we are subject, including the Prevention of Electronic Crimes Act, 2016, the Pakistan Telecommunications (Re-organization) Act, 1996.

Under the applicable laws and regulatory requirements, we have a responsibility to protect customer information and to ensure that information is not disclosed without prior customer consent, except as required under the law.

Costs and Effects of Compliance with Environmental Laws

We have no costs associated with environmental laws.

Product Liability Insurance

We do not carry commercial liability, including product liability coverage. We carry property insurance for Worldcall Public.

GOVERNMENT APPROVALS

WorldCALL Public is fully licensed and registered with the following bodies:

■	Pakistan Telecommunications Authority (PTA) for Telecom and Broadband Service
■	Pakistan Electronic Media Regulatory Authority (PEMRA) for its Cable Television services.
■

Pakistan Software Export Board Call Center, Software Development and IT Services (PSEB) for whitelisting, software development for deployment to customers that require specific fiber optic transport and internet connectivity services.

■	National administrative bodies National Highway Department, Pakistan Ministry of Defense, and Ministry of Communications for Fiber Optic network deployment for its Broadband services.
■	Local governments in Pakistan for Right of Ways (ROW) for its Broadband, Digital Cable and analog television services.

All of our operations are conducted through WorldCALL Public which holds the following licenses:

Type of License	Regulatory Authority	License Fees 12/31/2022	License Fees 12/31/2021	Renewal
Telecommunications and Broadband (1)	Pakistan Telecommunication Authority (the “PTA”)	$57,276	$199,496	2024

Cable Television (2)	Pakistan Electronic Media Regulatory Authority (“PEMRA”)	$102,683	$146,218	2023-2027

(1)

Includes origination and connectivity services. We are obligated to pay annual fees to PTA and make certain universal service fund contributions and/or research and development fund contributions, as applicable equal to 2.5% of annual gross revenues less inter-operator costs.

(2)	Includes digital and broadband television.

The table below presents a description of local business licenses relevant to our broadband and cable business in Pakistan. Unless noted otherwise, we plan to apply for renewal of these licenses prior to their expiration.

Services	License	Expiration
Long Distance and International (PTA)	Nationwide	2024 (Renewable as above)
Local Loop (PTA)	Lahore and Karachi	2024 (Renewable as above)
Cable TV	Islamabad/Rawalpindi	2024
Cable TV	Lahore	2026
Cable TV	Karachi	2027
Cable TV	Gujranwala / Faisalabad / Multan	2023

GOVERNMENT REGULATION

Regulation of Telecommunications and Broadband in Pakistan

Under the Pakistan Telecommunications (Re-organization) Act, 1996, as amended (the “Telecommunications Act”), responsibility for telecommunications regulation in Pakistan lies with the Ministry of Information Technology and Telecommunication (the “MoIT&T”) and the Pakistan Telecommunications Authority (the “PTA”).

The MoIT&T is responsible for shaping and directing Pakistan’s telecommunications and information technology policies. The PTA is an autonomous body that, subject to government-issued instructions and policy directives, implements policy and monitors the activities of the various market participants through licensing, tariff regulation, investigation of complaints (including arbitration of disputes between licensees) and competition. Additionally, the Competition Commission of Pakistan regulates competition within the telecommunications sector under the Competition Act, 2010.

Telecommunications networks and services in Pakistan are principally regulated under the Telecommunications Act and the rules and regulations made thereunder (the “Telecommunications Rules”). The Telecommunications Act also defines general rules for the licensing and authorization of telecommunications networks and services and introduces principles of establishment and administration of special funds, which are intended for research and development and a universal services fund.

Cable Television is regulated under Pakistan Electronic Media Regulatory Authority (PEMRA) PEMRA Ordinance 2002 (and its amendments). PEMRA is an autonomous body that, subject to government-issued instructions and policy directives, implements policy and monitors the activities of the various market participants through licensing, and investigation of complaints (including arbitration of disputes between licensees).

The industry regulated by PEMRA falls under Ministry of Information and Broadcasting (MoIB) Government of Pakistan.

Telecom and Broadband Business Licenses

To obtain a license to provide data transmission and voice telecommunications services in Pakistan, the PTA requires a written application supported by relevant documents, as set out in the applicable regulations, and information memoranda or advertisements in respect of the relevant license.

To obtain a license to provide Cable TV and Media services in Pakistan, the PEMRA requires a written application supported by relevant documents, as set out in the applicable regulations, and information memoranda or advertisements in respect of the relevant license.

Licenses for the provision of fixed telecommunications services in Pakistan are typically issued for 20 years and may be renewed on such terms and conditions, and with such fees and contributions, which are consistent with the policy of the Government of Pakistan (the “GoP”) at the time of expiration. The PTA may include such additional terms as it considers appropriate, or it may decline to renew a license for various reasons, including violations of applicable license terms, laws or regulations.

Licenses for Cable Television and Media transmission services in Pakistan are typically issued for 5 years by PEMRA and may be renewed on such terms and conditions, and with such fees and contributions, which are consistent with the policy of the Government of Pakistan (the “GoP”) at the time of expiration. The PEMRA may include such additional terms as it considers appropriate, or it may decline to renew a license for various reasons, including violations of applicable license terms, laws, or regulations.

Item 1A. Risk Factors

If WorldCALL Public issues more shares, our ownership could go below 50%.

As a public listed company in Pakistan, WorldCALL Public may issue more rights shares, which we may not be able to exercise thus diluting our ownership in WorldCALL Public. WorldCALL Public is required to obtain consent of shareholders in order to increase additional shares, as a majority shareholder we can vote against the issuance of additional shares. However, we may allow the issuance of additional shares to manage local financing for WorldCALL Public.

We are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan.

Our operations are exposed to Foreign Currency Exchange risk. Pakistan’s currency has devalued against US Dollar by ~26% between 2021 and 2022. Further devaluation is expected, and the extent of the same is not quantifiable at the moment. A significant amount of our costs, expenditures and liabilities, including capital expenditures and borrowings, is denominated in U.S. dollars and Pakistan Rupees. Foreign exchange rate fluctuations can have an effect on our operations in Pakistan, specifically on a completed transaction prior to its settlement. Future transactions planned by the Company are subject to foreign exchange rates, which may make acquisition of equipment and capital expenditures un -feasible or nonproductive for the Company.

The value of the Pakistan Rupee has experienced significant volatility in recent years in response to certain political and economic issues, and such volatility may continue and result in the depreciation of these currencies against the U.S. dollar. When the Pakistan Rupee depreciates against the U.S. dollar in a given period, the results of our business expressed in U.S. dollars will be lower period-on-period, even assuming consistent Pakistan Rupee revenue across the periods. Pakistan also experienced a high level of inflation during 2022. Our profit margins could be harmed as well if we are unable to sufficiently increase our prices to offset any significant future increase in the inflation rate, manifested in inflationary increases in salary, wages, benefits and other administrative costs, which may be difficult with our mass market and price-sensitive customer base.

The international economic environment, geopolitical developments and unexpected global events could cause our business to decline.

As a telecommunications company operating in Pakistan markets, our operations are subject to macroeconomic risks, geopolitical developments and unexpected global events that are outside of our control. Unfavorable economic conditions in the markets in which we operate may have a direct negative impact on the financial condition of our customers, which, in turn, will affect a significant number of our current and potential customers’ spending patterns, in terms of both the products they subscribe for and usage levels. During such downturns, it may be more difficult for us to grow our business, either by attracting new customers or by increasing usage levels among existing customers, and it may be more likely that customers will downgrade or disconnect their services.

We are exposed to other geopolitical and diplomatic developments that involve Pakistan, such as the current political upheaval in Pakistan following the no-confidence vote that resulted in the removal of Pakistan’s then prime minister Imran Khan from office, as well as those which do not involve our countries of operation but have a knock-on effect on our business. For example, heightened tensions between the major economies of the world, such as the U.S. and China, can have an adverse effect on the economies in which we operate and therefore have an adverse impact on our results of operation, financial condition, and prospects.

In addition, other adverse economic developments in the markets in which we operate have adversely affected us in recent years. For example, lockdown restrictions imposed by governments during the height of the COVID-19 pandemic adversely impacted our financial performance and results of operations. Network traffic patterns were also impacted as people worked from home, which required some adjustments to our network deployment plans. In addition, the COVID-19 pandemic caused delays and disruptions in our supply chain due to difficulty in obtaining components, temporary suspensions of operations, including factories and disruption to logistic services. Correspondingly, the COVID-19 pandemic also adversely impacted demand, which was partly caused by a deterioration of confidence and expectations, negative income and wealth effects. Accordingly, there was a substantial deterioration in financial markets in 2020, unprecedented drops in commodity prices, a sudden slowdown in commercial activity and significant restrictions on transportation and travel. While lockdown restrictions have eased around the world since vaccines have become available, many governments respond to surges in case numbers or the emergence of new variants by re-imposing lockdown and travel restrictions. The uncertainty surrounding the ongoing COVID-19 pandemic, both in terms of new variants and surges and government responses thereto, continues to impact our ability to accurately predict our financial performance. Adverse global developments, such as wars, terrorist attacks, natural disasters, and pandemics, may have a similar impact on us.

Our financial performance may also be affected by macroeconomic issues more broadly, including risks of inflation, deflation, stagflation, recessions, sovereign debt levels and the stability of currencies across our key markets. Following simulative monetary policies by central banks and increased government spending to combat the adverse economic effects of COVID-19 and associated lockdowns, many countries across the world are experiencing high levels of inflation and lower corporate profits, causing increased uncertainty about the near-term macroeconomic outlook as central bank interest rates are being raised to combat the high inflation. This, combined with increased energy prices and supply shortages resulting from logistical difficulties arising from the COVID-19 pandemic, may adversely impact our customers’ discretionary spending, which could, in turn, affect their usage levels of our products or their ability to pay for our services.

Investing in emerging markets, where our operations are located, is subject to greater risks than investing in more developed markets, including significant political, legal and economic risks.

Our operations are located in Pakistan, which is an emerging market. Investors should fully appreciate the significance of the risks involved in investing in an emerging market company. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption and the rapid reversal of political and economic policies. The political and economic relations of Pakistan are often complex and have resulted, and may in the future result, in conflicts, which could materially harm our business, financial condition, results of operations, cash flows or prospects.

The economies of emerging markets are also vulnerable to market downturns and economic slowdowns in the global economy. As has happened in the past, a slowdown in the global economy or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in these markets and materially adversely affect their economies. In addition, turnover of political leaders or parties in emerging markets as a result of a scheduled election upon the end of a term of service or in other circumstances may also affect the legal and regulatory regime in those markets to a greater extent than turnover in developed countries. Any of these developments could severely limit our access to capital and could materially harm the purchasing power of our customers and, consequently, our business. Such events could also create uncertain regulatory environments, which, in turn, could impact our compliance with license obligations and other regulatory approvals. The nature of much of the legislation in emerging markets, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the legal and regulatory systems in emerging markets place the enforceability and, possibly, the constitutionality of laws and regulations in doubt and result in ambiguities, inconsistencies and anomalies. The legislation often contemplates implementing regulations that have not yet been promulgated, leaving substantial gaps in the regulatory infrastructure. Any of these factors could affect our ability to enforce our rights or our contracts or to defend our company against claims by other parties.

Our revenue performance can be unpredictable by nature, as a large majority of our customers have not entered into long-term fixed contracts with us.

Our primary source of revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. Revenue from postpaid customers represents a small percentage of our total operating revenue, and such customers can cancel our postpaid contracts with limited advance notice and without significant penalty. Furthermore, as we incur costs based on our expectations of future revenue, the sudden loss of a large number of customers or a failure to accurately predict revenue in a given market could harm our business, financial condition, results of operations, cash flows, or prospects.

We operate in highly competitive markets, which we expect only to become more competitive, and as a result, may have difficulty expanding our customer base or retaining existing customers.

The markets in which we operate are highly competitive in nature, and we expect that competition will continue to increase. Competition may be intensified by further consolidation of or strategic alliances amongst our competitors, as well as new entrants in our markets. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining and engaging our customers. If our customers do not find our connectivity and internet services valuable, reliable or trustworthy, or otherwise believe competitors in our markets can offer better services, we may have difficulty retaining and engaging customers.

Each of the items discussed immediately below regarding increased competition could materially harm our business, financial condition, results of operations, cash flows or prospects:

■	we cannot assure you that our revenue will grow in the future, as competition puts downward pressure on the prices we offer to our customers;
■

with the increasing pace of technological developments, including new digital technologies and regulatory changes impacting our industry, we cannot predict future business drivers with certainty, and we cannot assure you that we will adapt to these changes at a competitive pace,

■	we may be forced to utilize more aggressive marketing schemes to retain existing customers and attract new ones that may include lower tariffs and increased incentives;
■

in more mature or saturated markets, there are limits on the extent to which we can continue to grow our customer base, and the continued growth of our business and results of operations will depend, in part, on our ability to extract greater revenue from our existing customers, including through the expansion of data services and the introduction of next-generation technologies, which may prove difficult to accomplish,

■

we may be unable to deliver a better customer experience relative to our competitors, or our competitors may reach customers more effectively through better use of digital and physical distribution channels, which may negatively impact our market share;

■	the liberalization of the regulations in Pakistan, and/or introduction of new licensees where we operate, could greatly increase competition;

14

■

competitors may operate more cost-effectively or have other competitive advantages such as greater financial resources, market presence and network coverage, stronger brand name recognition, higher customer loyalty and goodwill, and more control over domestic transmission lines;

■	competitors may receive preferential treatment from the regulatory authorities and benefit from the resources of their shareholders;
■	current or future relationships among our competitors and third parties may restrict our access to critical systems and resources;
■	reduced demand for our services and the development of services by application developers could significantly impact our future profitability;
■

competition from companies offering similar functionality to us may increase, including digital providers filing VOIP calling, internet messaging and other digital services which compete with our telecommunications services; further, our competitors may partner with other companies to provide integrated customer experiences, and we may be unable to implement offers, products and technology to compete with the filings of our telecommunications competitors or to support our commercial partnerships;

■	our existing services could become disadvantaged as compared to those offered by competitors who can offer bundled combinations of fixed-line, broadband, public Wi-Fi, and TV; and
■	as a result of the unfavorable economic circumstances in Pakistan or other countries, our customers may opt for lower-cost filings by our competitors over our products.

We may be unable to develop additional revenue market share in markets where the potential for additional growth of our customer base is limited, and we may incur significant capital expenditures as our customers’ demand new services, technologies and increased access.

Increasing competition, market saturation and technological development have led to the increased importance of data services and access to next-generation technologies such as 4G/LTE in the markets in Pakistan. The provision of such technologies and services requires significant capital investment in capital equipment and network deployment presenting a risk where we cannot keep up with the demands of our customers. Failure to develop additional revenue market share could materially harm our business, financial condition, results of operations, cash flows or prospects.

We may be unable to keep pace with technological changes and evolving industry standards, which could harm our competitive position and, in turn, materially harm our business.

The telecommunications industry is characterized by rapidly evolving technology, industry standards and service demands, which may vary by country or geographic region. Accordingly, our future success will depend on our ability to effectively anticipate and adapt to the changing technological landscape and the resulting regulations. It is possible that the technologies or equipment we use today will become obsolete or subject to competition from new-generation technologies for which we may be unable to deploy, or obtain the appropriate license, in a timely manner or at all. If we are not able to effectively anticipate or adapt to these technological changes in the telecommunications market or to otherwise compete in a timely and cost-effective manner, we could lose customers, fail to attract new customers, experience lower ARPU or incur substantial or unanticipated costs and investments in order to maintain our customer base, all of which could materially affect our business, financial condition, results of operations, cash flows or prospects.

Banking and other financial systems in many of our countries of operation remain underdeveloped.

The banking and other financial systems in Pakistan are underdeveloped and/or under regulated, and laws relating to banks and bank accounts are subject to varying interpretations and inconsistent application. Uncertain banking laws may also limit our ability to attract future investment in these countries. Such banking risk cannot be completely eliminated by diversified borrowing and conducting credit analyses. In addition, underdeveloped banking and financial systems are more susceptible to a banking crisis, which would affect the capacity for financial institutions to lend or fulfill their existing obligations, or lead to the bankruptcy or insolvency of the banks from which we receive, or with which we hold, our funds, and could result in the loss of our deposits, the inability to borrow or refinance existing borrowings or otherwise negatively affect our ability to complete banking transactions in these countries.

Liquidity and Capital Risks

Our substantial amounts of indebtedness and debt service obligations could materially decrease our cash flow, which could adversely affect our business and financial condition.

We have substantial amounts of indebtedness and debt service obligations. As of December 31, 2022, the outstanding principal amount of our external debt for bonds, bank loans, and other borrowings amounted to approximately US$ 8.9 million. In addition to these borrowings, we also have lease liabilities amounting to US$ 0.95 million. For more information regarding our outstanding indebtedness and debt agreements See Item 2. Management’s Discussion and Analysis.

Some of the agreements under which we borrow funds contain covenants or provisions that impose certain operating and financial restrictions on us, including balance sheet solvency, such as levels or ratios of earnings, debt, equity, and assets and may prevent us or our subsidiaries from incurring additional debt. In addition, capital controls and other restrictions, asset freezes, including limitations on the payment of dividends or international funds transfers, may be imposed in Pakistan, along with punitive taxes and penalties targeted at certain foreign entities which may also impact our liquidity or ability to comply with certain of the above-mentioned ratios. Involuntary deconsolidation of our Pakistan operations or both would also make it more difficult or impossible to comply with certain of these ratios. Failure to comply with these covenants or provisions may result in a default, which could increase the cost of securing additional capital, lead to accelerated repayment of our indebtedness or result in the loss of any assets that secure the defaulted indebtedness or to which our creditors otherwise have recourse. Such a default or acceleration of the obligations under one or more of these agreements (including as a result of cross-default or cross-acceleration) could have a material adverse effect on our business, financial condition, results of operations or prospects, and in particular on our liquidity and our shareholders’ equity. In addition, covenants in certain of our debt agreements could restrict our liquidity and our ability to expand or finance our future operations. For a discussion of agreements under which we borrow funds. Aside from the risk of default, given our substantial amounts of indebtedness and the limits imposed by our debt obligations, our business could suffer significant negative consequences, such as the need to dedicate a substantial portion of our cash flows from operations to the repayment of our debt, thereby reducing funds available for paying dividends, working capital, capital expenditures, acquisitions, joint ventures and other purposes necessary for us to maintain our competitive position, flexibility, and resiliency in the face of general adverse economic or industry conditions.

We may not be able to raise additional capital, or we may only be able to raise additional capital at significantly increased costs.

We may need to raise additional capital in the future, including through debt financing. If we incur additional indebtedness, the risks that we now face related to our indebtedness and debt service obligations could increase.

If we are unable to raise additional capital in the market in which we want to raise it, or at all, or if the cost of raising additional capital significantly increases, as is the case when central banks raise benchmark interest rates, we may be unable to make necessary or desired capital expenditures, take advantage of investment opportunities, refinance existing indebtedness or meet unexpected financial requirements, and our growth strategy and liquidity may be negatively affected. This could cause us to be unable to repay indebtedness as it comes due, to delay or abandon anticipated expenditures and investments or otherwise limit operations.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Operational Risks

As a holding company with operating subsidiaries, we depend on the performance of our WorldCALL Public, our subsidiary, and its ability to pay dividends or make other transfers to us as well as the ability to make certain intercompany payments and transfers.

We are a holding company and do not conduct any revenue-generating business operations of our own. Our principal assets are the direct and indirect equity interests we own in our operating subsidiaries, and as a result, we depend on cash dividends, distributions, loans, or other transfers received from our subsidiaries to make dividend payments to its shareholders, and service interest and principal payments on the indebtedness incurred, and to meet other obligations. The ability of our subsidiaries to pay dividends and make other transfers to us is not guaranteed, as it depends on the success of their businesses and may be restricted by applicable corporate, tax, and other laws and regulations. Such restrictions include restrictions on dividends, limitations on repatriation of cash and earnings and on the making of loans and repayment of debts, monetary transfer restrictions, covenants in our financing agreements, and foreign currency exchange controls and related restrictions in certain agreements or Pakistan where WorldCALL Public operates or both. Capital controls and other restrictions, asset freezes, including limitations on the payment of dividends or international funds transfers, may be imposed in Pakistan, along with punitive taxes and penalties targeted at certain foreign entities, which may impact our ability to receive loan repayments, dividends and distributions from Pakistan.

The inability to make payments and/or transfer funds could limit or prohibit the payment of cash dividends, distributions, the repayment of indebtedness, or payment of debt servicing obligations and thus could result in a default under any such instruments.

Furthermore, our ability to withdraw funds and dividends from our subsidiaries and operating companies may depend on the consent of our strategic partners, where applicable, as well as the tax regimes and treaties between the U.S. and Pakistan.

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which we maintain subsidiaries and conduct operations. While foreign-based companies may invest in Pakistan, repatriation of their investment, in the form of dividends or other methods, requires approval of the State Bank of Pakistan.

We are exposed to cyber-attacks and other cybersecurity threats that may lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, and perceptions of such threats may cause customers to lose confidence in our services.

Due to the nature of the services that we offer, we are exposed to cybersecurity threats that could negatively impact our business activities through service degradation, alteration, or disruption, including risk of unauthorized access to our systems, networks, and data by private or state-sponsored third parties through exploiting unidentified existing or new weaknesses or flaws in our network or IT systems or disruption by computer malware or other technical or operational issues. Cybersecurity threats could also lead to the compromise of our physical assets dedicated to processing or storing customer, employee, financial data, and strategic business information, which would result in exposing this information to possible leakage, unauthorized dissemination, and loss of confidentiality.

Our operations are conducted through our subsidiary, WorldCALL Public, and 100% owned subsidiary, Worldcall Private and FZC Each is responsible for managing its own cybersecurity risks and putting in place all operational preventive, detective and response capabilities; our operations and business continuity are dependent on how it protects and maintains its network equipment, information technology (“IT”) systems and other assets. Although it devotes significant resources to the development and improvement of our IT and security systems, it is and will continue to remain vulnerable to cyber-attacks and other cybersecurity threats that could lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, including customer information. Its systems are vulnerable to harmful viruses and the spread of malicious software that could compromise the confidentiality, integrity or availability of technology assets. In addition, unauthorized users or hackers may access and process the customer and business information we hold, or authorized users may improperly process such data. Such risks are inherent in our business operations, and we will never be able to fully insulate ourselves from these risks. Our systems will remain vulnerable to attacks by third parties who are able to thwart the safeguards we have in place with tactics that are unforeseen or prove to be too sophisticated.

Moreover, we may experience cyber-attacks and IT and network failures and outrages due to factors beyond our control, such as malfunction of technology assets or services caused by obsolescence, wear or defects in design or manufacturing, faults during standard or extraordinary maintenance procedures, unforeseen absence of key personnel, and the inability to protect our systems from phishing attacks. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems, processes, and other assets. In such an event, hackers or another cybercrime group (whether private or state-sponsored) may exploit such vulnerabilities, weaknesses or unidentified backdoors (including previously unidentified designed weaknesses embedded into network or IT equipment allowing access by private or government actors) or may be able to cause harm more quickly than we are able to mitigate (zero-day exploits). Although WorldCALL Public and WorldCALL Private have implemented cyber-security strategies for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues or, if they are, that we will be able to maintain the integrity of our customers’ and employees’ data or that malware, other technical or operational issues or human error will not disrupt our network or systems and cause significant harm to our operations.

The occurrence of any of the foregoing events could result in reputational harm, lawsuits, violations of applicable laws, adverse regulatory actions, an inability to operate our broadband, telecom and cable services loss of revenue from business interruption or significant additional costs. As a result of this, our customers may curtail or stop using our products and services, which could harm our business, financial condition, results of operations, cash flows or prospects. In addition, the potential liabilities associated with the occurrence of any of these events and certain violations of applicable laws (including as a result of data leakage) could result in the suspension of operating licenses, imprisonment or fines for the entity and/or the individuals involved.

Our equipment and systems are subject to disruption and failure for various reasons, which could cause us to lose customers, limit our growth, violate our licenses or reduce the confidence of our customers in our ability to securely hold their personal data.

Our technological infrastructure and other property are vulnerable to damage or disruptions from numerous events. These include natural disasters, extreme weather and other environmental conditions, military conflicts, power outages, terrorist acts, riots, government shutdown orders, changes in government regulation, equipment or system failures or an inability to access or operate such equipment or systems, human error or intentional wrongdoings, such as breaches of our network, cyber-attacks or any other types of information technology security threats. For example, we may experience network or technology failures, or a leak or unauthorized processing of confidential customer data if our technology assets are altered, damaged, destroyed or misused by employees, third parties or other users, either intentionally or due to human error. In addition, as we operate in countries that may have an increased threat of terrorism and military conflict, incidents on or near our premises, equipment or points of sale could result in causalities, property damage, business interruption, legal liability and damage to our brand or reputation. Interruptions of services due to disruption or failure of our equipment and systems could harm our reputation and reduce the confidence of our customers to provide them with reliable services and hold their personal data. As a result, this could impair our ability to obtain and retain customers and could lead to a violation of the terms of our licenses, each of which could materially harm our business. In addition, the potential liabilities associated with these events could exceed the business interruption insurance we maintain.

We depend on third parties for certain services and equipment, infrastructure and other products important to our business.

We rely on third parties to provide services and products important for our operations. We currently purchase the majority of our network-related equipment from a core number of vendors, such as Cisco, Juniper, Arris, Linknat, and V-Sol. The successful build-out and operation of our networks depend heavily on obtaining adequate supplies of core and transmission telecommunications equipment, fiber optic cable and accessories, switching equipment, and other services and products on a timely basis. From time to time, we have experienced delays in receiving equipment, installation of equipment, and maintenance services, due to factors such as new and existing telecommunications regulations, customs regulations and governmental investigations or enforcement actions. If this is the case, we may experience temporary service interruptions or service quality problems.

We do not have direct operational or financial control over our key vendors and have limited influence with respect to the manner in which these key vendors conduct their businesses. Our business, including key network and IT projects, could be materially impacted by disruptions to our key vendors’ businesses or supply chains due to factors, such as significant geopolitical events, changes in law or regulation, the introduction of restrictions to curb epidemics or pandemics, as seen in the current COVID-19 pandemic, trade tensions and export and re-export restrictions. Any of these factors could affect our vendors’ ability to procure goods, software or technology necessary for the service, production and satisfactory delivery of the supplies, support services, and equipment that we source from them. For example, in May and August 2019, the U.S. Department of Commerce added Huawei and 114 of its affiliates to its “Entity List”, prohibiting companies globally from directly or indirectly exporting, re-exporting or transferring (in-country) all items subject to U.S. export control jurisdiction to Huawei without authorization and procuring items from Huawei when they know or have reason to know that the items were originally procured by Huawei in violation of U.S. export control regulations. Further restrictions adopted by the United States, or any other applicable jurisdiction, on Huawei, could potentially have a material adverse impact on our operations in certain markets where we are reliant on Huawei equipment or services.

We have and may continue to outsource all or a portion of construction, maintenance services, IT infrastructure hosting and network capabilities in certain markets. For example, our data management platforms are dependent on third parties, and we have also entered into outsourcing initiatives in Pakistan As a result, our business could be materially harmed if our agreements with third parties were to terminate, if our partners experience certain negative developments (financial, legal, regulatory or otherwise), if they become unwilling or unable to service our businesses in Pakistan, or a dispute between us and such parties occurs, which causes our vendors to be unable to fulfill their obligations under our agreements with them on a timely basis, or at all. We also depend on third parties, including software providers and service providers, for our day-to-day business operations. Many of our services are sold to customers through third-party channels. These third-party resellers, agents and dealers that we use to distribute and sell products are not under our control and may stop distributing or selling our products at any time or may more actively promote the products and services of our competitors. Should this occur with particularly important resellers, agents or dealers, we may face difficulty in finding new resellers, sales agents or dealers that can generate the same level of revenue. In addition, our providers are at times subject to supply constraints, particularly when there is high demand for a particular item or when there is a shortage of components.

We cannot assure you that our vendors will continue to provide services and products to us at attractive prices or that we will be able to obtain such services and products in the future from these or other vendors on the scale and within the time frames we require if at all. If our vendors are unable to provide us with adequate services and products or provide them in a timely manner, our ability to attract customers or offer attractive product offerings could be negatively affected, which in turn could materially harm our business, financial condition, results of operations, cash flows or prospects.

We depend on our senior management, board of directors, and highly skilled personnel, and that of our subsidiaries, particularly WorldCall Public, if we are unable to retain or motivate key personnel, hire qualified personnel, or implement our strategic goals or corporate culture through our personnel, we may not be able to maintain our competitive position or to implement our business strategy.

Our performance and ability to maintain our competitive position and to implement our business strategy are dependent on the continuity of our senior management team and highly skilled personnel. Competition for qualified personnel in our markets of operation with relevant expertise is intense, and there can be limited availability of individuals with the requisite knowledge and relevant experience of the telecommunications and digital services industries and, in the case of expatriates, the ability or willingness to accept work assignments in certain of the jurisdictions in which we operate. We have experienced in recent years and may continue to experience certain changes in key management and our board of directors.

Furthermore, we may not succeed in instilling our corporate culture and values in our personnel, which could delay or hamper the implementation of our strategic priorities, or our compensation schemes may not always be successful in attracting, retaining and motivating our personnel. Our success is also dependent on our personnel’s ability to adapt to rapidly changing environments and to perform in line with continuous innovations and industry developments. We also may, from time to time, make adjustments or changes to our operating and governance model and there is a risk in such instances that our personnel may not adapt effectively. Although we devote significant attention to recruiting, training and instilling new personnel with our corporate values and culture, there can be no assurance that our existing personnel will successfully be able to adapt to and support our strategic priorities.

The loss of any members of our senior management or our key personnel or an inability to attract, train, retain and motivate qualified members of senior management or highly skilled personnel could have an adverse impact on our ability to compete and to implement our business strategy, which could have a significant impact on our business, financial condition, results of operations, cash flows or prospects.

The telecommunications industry is highly capital-intensive and requires substantial and ongoing expenditures of capital.

Our business is highly capital-intensive and requires significant amounts of cash to improve and maintain our networks. The physical infrastructure in our countries of operation, including transportation networks, power generation and transmission and communications systems, is in poor condition. Supply chain issues arising from the geopolitical developments in Pakistan, from restrictions enacted as a result of the COVID-19 pandemic, or from other issues, including but not limited to export control regulation and other regulations, may result in significant increases to our costs, capital expenditures or inability to access equipment and technology required for business continuity or expansion.

We cannot provide any assurance that our business will generate sufficient cash flows from operations to enable us to fund our capital expenditures or investments. The amount and timing of our capital requirements will depend on many factors over which we have little or no control, including acceptance of and demand for our products and services, the extent to which we invest in new technology and research and development projects, the status and timing of competitive developments, and certain regulatory requirements. For example, if network usage develops faster than we anticipate, we may require greater capital investments in shorter time frames than originally anticipated, and we may not have the resources to make such investments.

We cannot assure you that we will generate sufficient cash flows in the future to meet our capital expenditure needs, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects.

We may also be subject to increases in license fees for some of our licenses or to obtain new licenses.

Legislation in Pakistan requires that we make payments for License usage. Any significant increase in the fees payable could have a negative effect on our financial results. We expect that the fees we pay for License renewals could substantially increase in Pakistan, and any such increase could harm our business, financial condition, results of operations, cash flows, or prospects.

Our ability to profitably provide telecommunications services depends in part on the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control.

Our ability to provide high-quality telecommunications services depends on our ability to secure and maintain interconnect with other operators and access to infrastructure, networks, and connections that are owned or controlled by third parties and governments. Interconnect is required to complete calls between networks and terminate on our respective networks. While we have interconnection agreements in place with other operators, we do not have direct control over the quality of their networks and the interconnect services they provide. Outages, disconnections or restrictions, including governmental, access affecting these national/international connections, can have a significant impact on our ability to offer services and data connectivity to our customers. Any difficulties or delays in interconnection with other networks and services, or the failure of any operator to provide reliable interconnectivity to us on a consistent basis, could result in a loss of customers or a decrease in traffic, which would reduce our revenues and harm our business, financial condition, results of operations, cash flows or prospects.

Securing these interconnects and access on cost-effective terms is critical to the economic viability of our operations. Pakistan has limited number of international cable connections providing access to the internet, data services and telecom services and such international connectivity may be controlled by private entities and/ or national governments that may seek to control or restrict access from time to time or impose conditions on pricing and availability which may impact our access and the competitiveness of our pricing.

The loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights, could significantly harm our business.

We regard our copyrights, service marks, trademarks, trade names, trade secrets, know-how and similar intellectual property, including our rights to certain domain names, as important to our continued success. For example, our logo, “Worldcall”, has played an important role in building brand awareness for our services and products. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, intellectual property rights are especially difficult to protect in many of the markets in which we operate. In these markets, the regulatory agencies charged to protect intellectual property rights are inadequately funded, legislation is underdeveloped, piracy is commonplace, and the enforcement of court decisions is difficult.

Current and new intellectual property laws may affect our ability to protect our innovations and defend against third-party claims of intellectual property rights infringement. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Claims have been or may be threatened and/or filed against us for intellectual property infringement based on the nature and content in our products and services. Any such claims or lawsuits, whether with or without merit, could result in substantial costs and diversion of resources, could cause us to cease offering or licensing services and products that incorporate the challenged intellectual property or could require us to develop non-infringing products or services, if feasible, which could divert the attention and resources of our technical and management personnel. We cannot assure you that we would prevail in any litigation related to infringement claims against us. A successful claim of infringement against us could result in us being required to pay significant damages, cease the development or sale of certain products and services that incorporate the challenged intellectual property, obtain licenses from the holders of such intellectual property which may not be available on commercially reasonable terms, or otherwise redesign those products to avoid infringing upon others’ intellectual property rights, any of which could have a significant impact on our business and our ability to compete.

Risks Related to the Ownership of our Common Stock

Provisions in our certificate of incorporation, our by-laws and Nevada law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of the Common Stock.

Provisions of our certificate of incorporation, our by-laws and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. The existence of these provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of the Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We are a Controlled Company

Babar Ali Syed owns 63.30% of our issued and outstanding common shares. We are thus defined as a controlled company. Substantial risks are associated with being a controlled company as follows:

•	Controlled companies may have more material weaknesses in control environments than non-controlled companies.
•	Controlled companies may have more related party transactions than non-controlled companies.
•	Institutional investors cite concerns with investing in controlled companies but generally do not have formal policies concerning such firms.
•	Most investors report that controlled firms are less responsive to their inquiries and engage in less outreach than non-controlled firms.
•	The governance provisions of controlled firms with a single class of stock often differ from those with multiclass capital structures, and in some respects more closely resemble those of non-controlled firms.
•	Controlled firms with a single class of stock have more conventional governance features with respect to board accountability and shareholder rights compared to controlled firms with multiclass capital structures.
•	Our board may be removed by a majority vote of the shareholders; In this case Mr. Babar Ali Syed.

In order to mitigate the above risks, we have an independent board of directors.

No active trading market for our common stock exists, and an active trading market may not develop or be sustained following this filing

There has not been an active trading market for our common stock. If an active trading market for our common stock does not develop, you may not be able to sell your shares quickly or at all.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this filing and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this filing. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700.0 million as of any November 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we will cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Common Stock held by non-affiliates exceeds $250 million as of the prior February 28, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior February 28. To the extent we take advantage of such reduced disclosure obligations, it may also make a comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the number of additional costs we may incur or the timing of such costs.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of the Common Stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of the Common Stock or where shares are to be issued to our officers, directors, and consultants. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of the Common Stock, possibly at a discount to the market. These actions will result in the dilution of the ownership interests of shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have not and do not expect to declare any cash dividends to our shareholders in the foreseeable future.

We have not and do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase the Common Stock.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and dilute the value of your investment in the Common Stock.

Our certificate of incorporation authorizes us to issue 500,000,000 shares of Common Stock and 0 shares of preferred stock with a par value of $0.0001 per share. We had 139,763,391 shares of Common Stock and 0 shares of preferred stock outstanding. Accordingly, we may issue up to an additional 360,263,609 shares of Common Stock and 0 shares of preferred stock. The future issuance of the Common Stock may result in substantial dilution in the percentage of the Common Stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the Common Stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

Risks Related to Our Management

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our President and Member of the Board of Directors beneficially own, in the aggregate, approximately 6.96% of our outstanding Common Stock. As a result, he will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We depend upon key personnel who may terminate their employment with us at any time. If we were to lose the services of any of these individuals, our business and operations might be adversely affected.

The success of our business strategy depends to a significant degree upon the continued services of key management, technical and scientific personnel, and our ability to attract and retain additional qualified personnel and managers. We depend upon the services of our key executive, Dana Green, our Chief Executive Officer, and Director, who devotes full-time service to us. Competition for qualified personnel is intense among companies, academic institutions, and other organizations. The ability to attract and retain personnel is adversely affected by our financial challenges. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our drug candidate. We do not maintain key man life insurance on Dana Green. Should we lose the services of Dana Green, and we are unable to replace his services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Our management has no experience in managing day-to-day U.S. public companies; as a result, we may incur additional management-related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Dana Green is responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new to management (Dana has several years of experience with other publicly traded companies) and will require us to obtain outside assistance from legal, accounting, or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Our officers and directors may have conflicts of interest, which may not be resolved in your favor.

Our officers and Directors have business interests, as a result, we may compete with these companies for our officers’ time and efforts, which may negatively impact our plan of operations, implementation of our business plan, and our potential profitability. These other business interests may create a conflict with our interests and those of our minority stockholders. We could compete with their other business interests for investment capital, technical resources, management time, key personnel and other opportunities. We have not entered into employment agreements with Dana Green or Dean Christensen prohibiting them from engaging in activities that compete with our business.

Risks Related to SEC Reporting and Public Company Status

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, resulting in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of the Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, resulting in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of the Common Stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ. In addition, our management also must adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase legal and financial compliance costs and make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition, and operating results.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Regulatory, Compliance and Legal Risks

The telecommunications industry is a highly regulated industry, and we are subject to an extensive variety of laws and operate in uncertain judicial and regulatory environments, which may result in unanticipated outcomes that could harm our business.

Our operations are subject to different and occasionally conflicting laws and regulations in each of and between the jurisdictions in which we operate, which could result in market uncertainty and the lack of clear criteria. Regulatory compliance may be costly and involve a significant expenditure of resources, thus negatively affecting our financial condition. In addition, any significant changes in such laws or regulations or their interpretation, or the introduction of higher standards, additional obligations or more stringent laws or regulations, could result in significant additional costs, including fines and penalties, operational burdens and other difficulties associated with not complying in a timely manner, or at all, with new or existing legislation or the terms of any notices or warnings received from the telecommunications and other regulatory authorities. In addition, the application of the laws and regulations of any particular country is frequently unclear and may result in adverse rulings or audit findings by courts or government authorities resulting from a change in interpretation or inconsistent application of existing law.

Internet, fixed-line, voice, content and data markets generally are subject to extensive regulatory requirements, such as strict licensing regimes, antitrust and consumer protection regulations. Our ability to provide our services is dependent on obtaining and maintaining the relevant licenses. These licenses are limited in time and subject to renewal. While we are confident in our ability to obtain renewals upon request, we may not reliably predict the financial and other conditions at which such renewals will be granted. The applicable rules are generally subject to different interpretations and the relevant authorities may challenge the positions that we take, resulting in unpredictable outcomes such as restrictions or delays in obtaining additional capacity, receiving new licenses, receiving regulatory approvals for rolling out our networks in the regions for which we have licenses, receiving regulatory approvals of our tariffs plans and importing and certifying our equipment.

As we expand certain areas of our business and provide new services, we may be subject to additional laws and regulations. In addition, certain regulations may require us to reduce retail prices, require us to offer access to our network to other operators, or result in the imposition of fines if we fail to fulfill our service commitments. In our country of operation, we may be required to obtain approval for offers and advertising campaigns, which can delay our marketing campaigns and require restructuring of business initiatives. We may also be required to obtain approvals for certain acquisitions, reorganizations or other transactions, and failure to obtain such approvals may impede or harm our business and our ability to adjust our operations or acquire or divest of businesses or assets. Laws and regulations in some jurisdictions, specifically Pakistan oblige us to install surveillance, interception and data retention equipment to ensure that our networks are capable of allowing the government to monitor data and voice traffic on our networks.

Regulatory requirements and compliance with such regulations may be costly and involve a significant expenditure of resources, which could impact our business operations and may affect our financial performance. We face regulatory risks and costs in each of the markets in which we operate and may be subject to additional regulations in future. In particular, our ability to compete effectively in existing or new markets could be adversely affected if regulators decide to expand the restrictions and obligations to which we are subject or extend such restrictions and obligations to new services and markets or otherwise withdraw or adopt regulations, which may cause delays in implementing our strategies and business plans and create a more challenging operating environment. Furthermore, our ability to introduce new products and services may also be affected if we do not accurately predict how existing or future laws, regulations or policies would apply to such products and services, which could prevent us from realizing a return on our investment in their development. Any failure on our part to comply with existing or new laws and regulations can result in negative publicity, the risk of prosecution or the suspension or loss of our licenses, authorizations or various permissions, diversion of management time and effort, increased competitive and pricing pressure on our operations, significant fines and liabilities, third party civil claims, and other penalties or otherwise harm our business, financial condition, results of operations, cash flows or prospects.

Violations of and changes to applicable sanctions and embargo laws, including export control restrictions, may harm our business.

Various governmental authorities have imposed significant penalties on companies that fail to comply with the requirements of applicable sanctions and embargo laws and regulations, as well as export control restrictions. We are subject to certain sanctions and embargo laws and regulations and export control restrictions of the United States, the United Nations, the European Union, the United Kingdom and Pakistan. Sanctions and embargos and export control laws and regulations generally establish the scope of their own application, which arise for different reasons and can vary greatly by jurisdiction. Additionally, risks associated with sanctions regulations may affect operations in Pakistan.

The scope of such laws and regulations may be expanded, sometimes without notice, in a manner that could materially adversely affect our business, financial condition, results of operations, cash flows or prospects. For example, in the United States, Congress enacted the Export Controls Act of 2018 (“ECA”), which aims to enhance protection of U.S. technology resources by imposing greater restrictions on the transfer to non-U.S. individuals and companies, particularly through exports to China, of certain key foundational and emerging technologies and cyber-security considered critical to U.S. national security. In recent years, the Department of Commerce has also broadened the scope of U.S. export controls measures to protect a wider range of national security interests, including telecommunications technology, against perceived challenges presented by China and has introduced heightened export restrictions targeting parties identified as military end-users and military intelligence end-users. In response to these developments, countries, such as China, have also adopted sanctions countermeasures that may impact our future ability to ensure our vendors’ compliance with these laws. Any telecommunication service provider, including us, can be impacted by such restrictions in its ability to procure necessary equipment and services for its operations.

The listing of WorldCALL Public’s ordinary shares on the Pakistan Stock Exchange also exposes us to increased risk that designated individuals and entities may buy, sell or otherwise transact with our shares, as there are certain brokers in the Pakistan market that are currently designated entities and certain brokers do not have policies against providing services to designated individuals or entities.

Notwithstanding our policies and compliance controls, we may be found in the future to be in violation of applicable sanctions and embargo laws, particularly as the scope of such laws may be unclear and subject to discretionary interpretations by regulators, which may change over time. If we fail to comply with applicable sanctions or embargo laws and regulations, we could suffer severe operational, financial or reputational consequences. Moreover, certain of our financing arrangements include representations and covenants requiring compliance with or limitation of activities under sanctions and embargo laws and regulations of certain additional jurisdictions, the breach of which may trigger defaults or cross-defaults of mandatory prepayment requirements in the event of a breach thereof.

WorldCALL Public and Worldcall Private are incorporated in Pakistan, and their assets are in Pakistan, which may affect your rights as a shareholder, including your ability to enforce civil liabilities under U.S. securities laws.

Our operations are conducted by WorldCALL Public and WorldCall Private, which are incorporated in, and their assets are in Pakistan, which may affect your rights as a shareholder. As a result, the rights of WorldCALL Public and Worldcall Private’s shareholders are governed by Pakistan law and by its governing documents. The rights of shareholders under Pakistan law may differ from the rights of shareholders of companies incorporated in other jurisdictions. As substantially all of our assets are located outside the United States, it may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against WorldCALL Public and Worldcall Private or certain of our officers and directors who are located outside the U.S. based on civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Pakistan will enforce judgments obtained in other jurisdictions, such as the United States, under the securities laws of the United States or entertain actions under the securities laws of the United States.

We could be subject to tax claims and repeated tax audits that could harm our business.

Tax declarations, together with related documentation, are subject to review and investigation by a number of authorities in many of the jurisdictions in which we operate, which are empowered to impose fines and penalties on taxpayers. Tax audits may result in additional costs to our group if the relevant tax authorities conclude that an entity of our group did not satisfy its relevant tax obligations in any given year. Such audits may also impose additional burdens on us by diverting the attention of management resources.

Tax audits in Pakistan are conducted regularly, but their outcomes may not be fair or predictable. There can be no assurance that we will prevail in litigation with tax authorities and that the tax authorities will not claim that additional taxes, interest, fines and other penalties are owed by us for prior or future tax years or that the relevant governmental authorities will not decide to initiate a criminal investigation or prosecution, or expand existing criminal investigations or prosecutions, in connection with claims by tax inspectorates, including those relating to individual employees and for prior tax years. Should we become subject to audits, the outcome of these audits or the adverse or delayed resolution of other tax matters, including where the relevant tax authorities may conclude that we had significantly underpaid taxes relating to earlier periods, could harm our business, financial condition, results of operations, cash flows or prospects.

Changes in tax treaties, laws, rules or interpretations could have significantly adversely effect on our business, and the unpredictable tax systems in the markets in which we operate give rise to significant uncertainties and risks that could complicate our tax and business decisions.

The introduction of new tax laws or the amendment of existing tax laws, such as those relating to transfer pricing rules or the deduction of interest expenses in the markets in which we operate, may also increase the risk of adjustments being made by the tax authorities and, as a result, could have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. For example, within the Organization for Economic Co-operation and Development (“OECD”), there is an initiative aimed at avoiding base erosion and profit shifting (“BEPS”) for tax purposes. This OECD BEPS project has resulted in further developments in other countries and, in particular, in the European Union.

Our business decisions take into account certain taxation scenarios, which could be proven to be untrue in the event of an adverse decision by tax authorities or changes in tax treaties, laws, rules or interpretations. For example, we are vulnerable to changes in tax laws, regulations and interpretations in the United States, our current resident state for tax purposes, and in our other countries of operation.

These considerations are compounded by the fact that the interpretation and enforcement of tax laws in the emerging markets in which we operate tend to be unpredictable and give rise to significant uncertainties, which could complicate our tax planning and business decisions. Any additional tax liability imposed on us by tax authorities in this manner, as well as any unforeseen changes in applicable tax laws or changes in the tax authorities’ interpretations of the respective double tax treaties in effect, could harm our future results of operations, cash flows or the amounts of dividends available for distribution to shareholders in a particular period. We have incurred costs and diverted personnel resources to reduce the impact of this increase in withholding tax on our financing operations. Furthermore, we may be required to accrue substantial amounts for contingent tax liabilities, and the amounts accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. From time to time, we may also identify tax contingencies for which we have not recorded an accrual. Such un-accrued tax contingencies could materialize and require us to pay additional amounts of tax.

The tax laws and regulations in our jurisdictions of operation are complex and subject to varying interpretations and degrees of enforcement. We cannot be sure that our interpretations are accurate or that the responsible tax authority agrees with our views. If our tax positions are challenged by the tax authorities or if there are any unforeseen changes in applicable tax laws, we could incur additional tax liabilities, which could increase our costs of operations and significantly harm our business, financial condition, results of operations, cash flows or prospects.

New or proposed changes to laws or new interpretations of existing laws in the markets in which we operate may harm our business.

As a telecommunications and cable operator, we are subject to a variety of national and local laws and regulations in Pakistan. These laws and regulations apply to many aspects of our business. Violations of applicable laws or regulations could damage our reputation or result in regulatory or private actions with substantial penalties or damages, including the revocation of some of our licenses. In addition, any significant changes in such laws or regulations or their interpretation, or the introduction of higher standards, additional obligations or more stringent laws or regulations, including revision in regulations for license and frequency allocation and changes in foreign policy or trade restrictions and regulations could have a significant adverse impact on our business, financial condition, results of operations, cash flows or prospects.

For example, customer verification and re-verification initiatives have been implemented, which could result in the loss of some of our customer base in a particular market. In addition to customer losses, such requirements can result in claims from legitimate customers who are incorrectly blocked, fines, license suspensions and other liabilities for failure to comply with the requirements. To the extent re-verification and/or new verification requirements are imposed in the jurisdictions in which we operate, it could have an adverse impact on our business, financial condition, results of operations and prospects. In addition, we operate have seen the adoption of data localization and protection laws that prohibit the collection of certain personal data through servers located outside of the respective jurisdictions.

In some jurisdictions in which we operate, legislation is being implemented to establish a legal framework for preventing cyber-attacks and protecting critical information infrastructure. For example, Pakistan telecommunications operators are obliged to take various measures to protect their information infrastructure, provide reliable data transmission channels and inform government agencies and partners about incidents on critical information infrastructure. We are obliged to provide third party audit on data security in our network for which regulations are still to be firmed up and may need additional resources not currently foreseen or planned.

We may not be able to detect and prevent fraud or other misconduct by our employees, joint venture partners, non-controlled subsidiaries, representatives, agents, vendors, customers or other third parties.

We may be exposed to fraud or other misconduct committed by our employees, joint venture partners, representatives, agents, vendors, customers or other third parties undertaking actions on our behalf that could subject us to litigation, financial losses and fines or penalties imposed by governmental authorities and affect our reputation.

Such misconduct could include, but is not limited to, misappropriating funds, conducting transactions that are outside of authorized limits, engaging in misrepresentation or fraudulent, deceptive or otherwise improper activities, including activities in exchange for personal benefit or gain or activities that otherwise do not comply with applicable laws or our internal policies and procedures. The risk of fraud or other misconduct could increase as we expand certain areas of our business.

In addition to any potential legal and financial liability, our reputation may also be adversely impacted by association, action or inaction that is either real or perceived by stakeholders or customers to be inappropriate or unethical. Reputational risk may arise in many different ways, including, but not limited to any real or perceived:

■	failure to act in good faith and in accordance with our values, Code of Conduct, other policies, procedures, and internal standards;
■	failure to comply with applicable laws or regulations or association, real or perceived, with illegal activity;
■	failure in corporate governance, management, or systems;
■	association with controversial practices, customers, transactions, projects, countries, or governments;
■

association with controversial business decisions, including but not limited to those relating to existing or new products, delivery channels, promotions/advertising, acquisitions, representation, sourcing/supply chain relationships, locations, or treatment of financial transactions; or

■	association with poor employment or human rights practices.

We regularly review and update our policies and procedures and internal controls, which are designed to provide reasonable assurance that we and our personnel comply with applicable laws and our internal policies. However, there can be no assurance that such policies, procedures, internal controls and training will, at all times, prevent or detect misconduct and protect us from liability arising from actions of our employees, representatives, agents, vendors, customers or other third parties.

We are subject to anti-corruption laws in multiple jurisdictions.

We operate in countries that pose elevated risks of corruption and are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA and local laws in Pakistan, where our operations are conducted. An investigation into allegations of non-compliance or a finding of non-compliance with anti-corruption laws or other laws governing the conduct of business may subject us to administrative and other financial costs, reputational damage, criminal or civil penalties, or other remedial measures, which could significantly harm our business, financial condition, results of operations, cash flows or prospects. Anti-corruption laws generally prohibit companies and their intermediaries from promising, filing, or giving a financial or other things of value or advantage to someone for the purpose of improperly influencing a matter or obtaining or retaining business or rewarding improper conduct. The FCPA further requires issuers, including foreign issuers with securities registered on a U.S. stock exchange, to maintain accurate books and records and a system of sufficient internal controls. We plan to regularly review and update our policies and procedures and internal controls to provide reasonable assurance that we and our personnel comply with the applicable anti-corruption laws, although we cannot guarantee that these efforts will be successful.

We collect and process sensitive personal data and are therefore subject to an increasing number of data privacy laws and regulations that may require us to incur substantial costs and implement certain changes to our business practices that may adversely affect our results of operations.

We are subject to various, and at times conflicting, data privacy laws and regulations that apply to the collection, use, storage, disclosure, and security of personal data that identifies or may be used to identify an individual, such as names and contact information, IP addresses, (e-mail) correspondence, call detail records and browsing history. Many countries have additional laws that regulate the processing, retention and use of communications data, including both content and metadata. These laws and regulations are subject to frequent revisions and differing interpretations and are becoming more stringent over time.

We are subject to numerous data protection regulations. In each case, we are required to implement the appropriate level of data protection and cooperate with government authorities on law enforcement disclosures for state secrets and the personal data of our customers. In our operating jurisdictions, new laws and regulations may be introduced, subjecting us to more rigorous and stringent data protection or privacy requirements which may result in increased compliance costs and business risks or potential liability and exposure to fines and sanctions.

Many of the jurisdictions in which we operate have laws that restrict cross-border data transfers unless certain criteria are met and/or are developing or implementing laws on data localization requiring data to be stored locally. These laws may restrict our flexibility to leverage our data and build new or consolidate existing technologies, databases and IT systems, limit our ability to use and share personal data, cause us to incur costs, require us to change our business practices in a manner averse to our business or conflict with other laws we are subject to, exposing us to regulatory risk. The stringent cross-border transfer rules in certain jurisdictions may also prohibit us from disclosing data to foreign authorities upon their request, which may generate a scenario where it is not possible for us to comply with both laws. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

Furthermore, the laws and regulations regarding data privacy may become more stringent over time.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards may result in governmental enforcement actions and investigations, blockage or limitation of our services, fines and penalties. In general, mobile operators are directly liable for actions of third parties to whom they forward personal data for processing. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could, in turn, have a material adverse effect on our business. In addition, concerns regarding our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters could result in negative publicity and have an adverse effect on our reputation. Violation of these data privacy laws and regulations may lead to a seizure of our database and equipment, imposition of administrative sanctions (including in the form of fines, suspension of activities or revocation of license) or result in a ban on the processing of personal data, which, in turn, could lead to the inability to provide services to our customers. The occurrence of any of the aforementioned events, individually or in the aggregate, could harm our brand, business, financial condition, results of operations, cash flows or prospects.

Anti-terror legislation passed in Pakistan and other jurisdictions could result in additional operating costs and capital expenditures.

Compliance with such measures may require substantial costs and management resources and conflict with our legal obligations in other countries. Failure to comply may lead to administrative fines, impair our ability to operate or cause reputational damage. In addition, compliance with any such obligations may prompt allegations related to data privacy or human rights concerns, which could, in turn, result in reputational harm or otherwise impact our ability to operate or our business, financial condition, results of operations, cash flows, or prospects.

We are, and may in the future be, involved in, associated with, or otherwise subject to legal liability in connection with disputes and litigation with regulators, competitors, and third parties, which, when concluded, could have an adverse impact on our business.

We are party to a number of lawsuits and other legal, regulatory, and commercial disputes, the final outcomes of which are uncertain and inherently unpredictable. We may also be subject to claims concerning certain third-party products, services, or content we provide by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not host, operate, provide, or provide access to, these products, services or content ourselves. In addition, we currently host and provide a wide variety of services and products that enable users to engage in various online activities. The law relating to the liability of providers of these online services and products for the activities of their users is still unsettled in some jurisdictions. Claims may be threatened or brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, tort, including personal injury, fraud, or other grounds based on the nature and content of information that we use and store. In addition, we may be subject to domestic or international actions alleging that certain content we have generated, user-generated content or third-party content that we have made available within our services violates applicable law.

Following a summary of our Legal and Regulatory Disputes

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

We have a dispute of approximately $0.320 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.207 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.472 million (2021: $1.87 million) on account of differences in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

If PTCL was to prevail, we will be subject to the number of billings by PTCL.

Litigation with Pakistan Telecommunication Authority

We are subject of litigation with Pakistan Telecommunication Authority (“PTA”) involving regulatory and other dues. If PTA prevails, PTA may suspend or terminate our LDI license, additionally, we may be subject to additional penalties in form of late charges and interest. We have counterclaims against PTA which are pending with courts in Pakistan.

Taxation Issues in Pakistan

We are subject to issues relating to income, sales tax, and super tax with Pakistan Taxation authorities. Each of these items is being litigated in various tribunals in Pakistan. If the government of Pakistan was to prevail in taxation demands, our cash flow will be adversely affected and we may not be able to meet our financial obligations to governmental organizations.

For further details, see Item 3: Legal Proceedings

Any such disputes or legal proceedings, whether with or without merit, could be expensive and time-consuming and could divert the attention of our senior management. Any adverse outcome in these or other proceedings, including any that may be asserted in the future, could harm our reputation, and have an adverse impact on our business, financial condition, results of operations, cash flows, or prospects. We cannot assure you what the ultimate outcome of any particular dispute or legal proceeding will be.

Our licenses are granted for specific periods and may be suspended, revoked, or we may be unable to extend or replace these licenses upon expiration, and we may be fined or penalized for alleged violations of law, regulations, or license terms.

The success of our operations is dependent on the maintenance of our licenses to provide telecommunications services in the jurisdictions in which we operate. Most of our licenses are granted for specified terms, and there can be no assurance that any license will be renewed upon expiration. Some of our licenses will expire in the near term. These licenses and the frameworks governing their renewals are subject to ongoing review by the relevant regulatory authorities. If renewed, our licenses may contain additional obligations, including payment obligations (which may involve a substantial renewal or extension fee), or may cover reduced service areas or scope of service. If we are unable to maintain or obtain licenses for the provision of telecommunications and broadband and cable TV services or more advanced services, or if our licenses are not renewed or are renewed on less favorable terms, our business and results of operations could be materially harmed. We are required to meet certain terms and conditions under our licenses (such as coverage, quality of service parameters and capital expenditure, including network build-out requirements), including meeting certain conditions established by the legislation regulating the communications industry. From time to time, we may be in breach of such terms and conditions. If we fail to comply with the conditions of our licenses or with the requirements established by the legislation regulating the communications industry, or if we do not obtain or comply with permits for the operation of our equipment, or additional licenses for broadcasting directly or through agreements with broadcasting companies, the applicable regulator could decide to levy fines, suspend, terminate or refuse to renew the license or permit. Such regulatory actions could adversely impact our ability to continue operating our business in the current or planned manner or to carry out divestitures in the relevant jurisdictions.

The occurrence of any of these events could materially harm our ability to build out our networks in accordance with our plans, our ability to retain and attract customers, our reputation and our business, financial condition, results of operations, cash flows or prospects.

It may not be possible for us to procure in a timely manner, or at all, the permissions and registrations required for our Core Networks.

Our broadband network is supported by numerous switching systems, interconnect agreements using fiber optic cable to networks which do not belong to us. Given the multitude of regulations that govern such equipment and the various permits required to operate our broadband network, it is frequently not possible for us to procure in a timely manner, or at all, the permissions and registrations required for our network, including construction permits and right of ways for fiber optic network, or to amend or maintain the permissions in a timely manner when it is necessary to expand our network to provide services to existing or new customers.

We also regularly receive notices from regulatory authorities in Pakistan warning us that we are not in compliance in all aspects of our licenses and permits and requiring us to cure the violations within a certain time period. Any failure by our company to cure such violations could result in the applicable license being suspended and subsequently revoked through court action.

If we are found to operate telecommunications equipment without an applicable license or permit, we could experience a significant disruption in our service or network operation, which could harm our business, financial condition, results of operations, cash flows or prospects.

Our 55.2% ownership of a publicly traded company in Pakistan may expose us to legal and political risk and reputational harm.

Our subsidiary in Pakistan, WorldCALL Public, is a public company listed on the Pakistan Stock Exchange and is therefore subject to corresponding laws and regulations, including laws and regulations for the protection of minority shareholder rights. WorldCALL Public operates in Pakistan and is exposed to the risk of unpredictable and adverse government action and severe delays in obtaining necessary government approvals.

Regulatory developments and government action on climate change issues may drive medium-to-long term increases in our operational costs.

Our business operations and financial condition are subject to regulatory developments and government action on climate change. Governments across the world are responding to climate change by adopting ambitious climate policies as public awareness of and concern about climate change continues to grow. Government climate policies include the enactment of circular economy regulations, regulating greenhouse gas (“GHG”) emissions, carbon pricing and increasing energy and fuel costs. Increased fuel and energy prices and taxes and pricing of GHG emissions could make it more expensive for us to power our networks and operations and may also result in our being subject to carbon emission taxation directly for our limited carbon emissions as a telecommunications operator, which would drive medium-to-long term increases in our operational costs. In addition, there are initial capital costs that we will have to incur as we transition towards the use of renewable energy across our operations.

There could also be medium-to-long term increases in our operational costs due to changing levels of precipitation, increased severity and frequency of storms and other weather events, extreme temperatures and rising sea levels, which could cause potential damage to vital infrastructure and utilities. Increased risk of flooding to low-lying facilities and infrastructure due to longer-term increases in precipitation patterns could increase operating costs to maintain and/or repair facilities and network equipment. Decreased precipitation and rising and extreme temperatures could generate drought conditions that could create an increased burden to local power and water resources, which are required to operate our cooling infrastructure. In addition, these climate change impacts could also result in drops in productivity or increased operational costs for our vendors, which, in turn, may be passed on to us, which could harm our business, financial condition, results of operations, cash flows or prospects.

COVID-19 impact on the business environment remains a constant risk factor. Due to its all-encompassing impact any shift from the current status quo (minimal impact) may translate into a major risk for Company current operations and future plans.

Following are the risk factors attached to the business operations of the Company.

Foreign Exchange Risk

GlobalTech business operations are exposed to Foreign Currency Exchange risk. Pakistan currency has devalued against US Dollar by ~26% between 2021 and 2022. Further devaluation is expected the and extent of the same is not quantifiable at the moment.

Political / Economic Instability

Pakistan is going through turbulent times on the political and economic front. Further political instability contributing to economic instability may negatively impact Company operations in Pakistan.

Regulatory shifts

Telecom, Broadband and Cable TV sectors are highly regulated and business operations are exposed to any regulatory shift that may impact ease of business operations or cost of operations.

Additionally, any change in Government Tariff/Taxation structure applicable to the business or duty / levies for import of required equipment remains a risk factor for service operations.

Transaction risks

Foreign exchange rate fluctuations can influence the company’s operations in Pakistan specifically on a completed transaction prior to its settlement. Additionally, risks associated with United States Governments regulations on possible sanctions regimes that may affect operations in Pakistan cannot be quantified at the moment Future transactions planned by the Company is subject to foreign exchange rates which may make the acquisition of equipment and capital expenditures un -feasible or nonproductive for the Company.

Supply Chain / Equipment procurement

All rollouts are subject to the timely and adequate availability of equipment at the operational site. Any supply chain issue on account of any of the multiple factors will have a direct impact on project completion and business operations. During the year 2022 we were subject to supply chain issues as it took longer to receive equipment and supplies due to shortages and as we have seen delays for deployment of our fiber networks.

Item 1B. Unresolved Staff Comments

During the course of the SEC’s review of our registration statement on Form 10 for the fiscal year ending December 31, 2021, we received comment letters from the SEC staff addressing various topics, including MD&A, Business combinations and certain accounting disclosures etc. As of the filing date of this Form 10-K, certain of these comments have not been resolved to the satisfaction of the SEC staff. We have provided responses to the SEC staff and have taken appropriate actions to address their concerns. However, we cannot provide assurance that these efforts will satisfy the SEC staff’s concerns or that they will not result in additional comments or requests for information in the future.”

Item 2. Properties

■

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 9,219,860 shares of our common stock, representing 6.68% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director for Satview Broadband Ltd. We pay annual rents of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2025. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

■

WorldCALL Public occupies 30,000 square feet of space located at Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan for annual rents of $ 95,395/- from Al Khair Polymer (Pvt) Ltd pursuant to a written lease agreement, which expires on February 28, 2031. One hundred and sixty (160) employees of WorldCall Public work at this location. We believe this space is sufficient to meet WorldCALL Public’s needs. We do not anticipate any significant difficulties in obtaining any additional space for WorldCALL Public if needed.

■

Worldcall Private occupies 3,000 square feet of space located at Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan for annual rents of $ 15,900/- from WorldCALL Public pursuant to a written lease agreement, which expires on January 31, 2027. Six of our employees work at this location. We believe this space is sufficient to meet Worldcall Private’s current needs. We believe this space is sufficient to meet WorldCall Private’s current needs. We do not anticipate any significant difficulties in obtaining any additional space for Worldcall Private if needed.

■

FZC occupies 120 square feet of space located at SM-Office-E1-26A032, Ajman, the United Arab Emirates for annual rents of $3,220 from Ajman Free Zone Authority pursuant to a written lease agreement, which expires on 27th August 2023. Two of our employees works at this location. We believe this space is sufficient to meet FZC’s current needs. We do not anticipate any significant difficulties in obtaining any additional space for FZC if needed.

Item 3. Legal Proceedings

Refer to Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaries (“The Group”) has a dispute of approximately $0.32 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.21 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.47 million (2021: $1.87 million) on account of difference in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

WHI and its subsidiaries (“The Group”) has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $23.36 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $7.78 million along with default surcharge thereon amounting to approximately $7.29 million as of July 31, 2016, vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to approximately $1.54 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised demand amounting to approximately $0.13 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Company maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2013 along with late payment charges amounting in total to approximately $0.24 million. The Group has assailed the order before Honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honorable High Court on March 21, 2018 and it was held that PTA’s decision was appealable before PTA. Same was also upheld by the Honorable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Group. Subsequent to year end appeal against PTA’s order has been filled before the next judicial forum on January 12, 2021. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $21.79 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

The said restraining order was dismissed by the learned single judge through a consolidated order dated July 27, 2018. The said order has been challenged by the Group before the Divisional Bench of the High Court on August 13, 2018 in High Court Appeal No. 222 of 2018. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements.

PTA has raised demand amounting to approximately $0.08 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount approximately of $11.67 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by approximately $4.57 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management the ISF for 3.5 GHz and 479 MHz is already fully paid till 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450Mhz frequency spectrum be reduced on pro-rata after withdrawal. Corresponding assets has also been retired. For detail refer note 17.

The Group has filed an appeal with Islamabad High Court on January 12, 2021 against said decision of PTA on similar lines as explained above and the Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of approximately $0.28 million on February 7, 2020, due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of approximately $0.14 million already recognized in the financial statements and late payment charges amounting to approximately $0.14 million. The Group has not received any notice from the Revenue department. The Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of approximately $1.54 million in respect of fine and loss of approximately $2.34 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of approximately $0.53 million along with late payment charges. The Group has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA determined the demand amounting to approximately $0.98 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.18 million which was complied by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $7.2 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s World Call Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.292 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.37 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $3.44 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.92 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $4.67 million (including default surcharge of approximately $1.44 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $4.2 million (including default surcharge of approximately $1.36 million). Such reassessment order was assailed by the Group in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.22 million and curtailment of losses by approximately $25.92 million. The said demand was curtailed to approximately $0.03 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Group for super tax for the tax year 2018 amounting to approximately $0.19 million. The chargeability has been challenged by the Group through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.74 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honorable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding approximately $1.85 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $5.32 million (December 31, 2020: $6.75 million) has not been made in these financial statements.

Other matters

One of the Group’s vendor has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.10 million however the claim is inflated to $0.43 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said vendor will materialize.

One of the Group’s vendor has filed petition on November 21, 2014 before LHC. The vendor has claim of approximately $0.954 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming approximately $1.39 million under the same contract against which the vendor has claimed its dues. The Group had to deposit an amount of approximately $0.1 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s vendor and its allied international identities (referred to as vendors) filed winding up petition dated October 16, 2017, before LHC and claim of approximately $0.29 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.3 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The vendors have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group has already filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before Civil Court, Lahore for recovery of $6.61 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group has also filed another suit before Civil Court, Lahore for recovery of approximately $6.61 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said vendors will materialize.

The Group acquired the Indefeasible Right to Use (“IRU”) of media and related Operations and Maintenance Services (“O&M”) from one of the Group’s vendors through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Group and other deliverables under the IRU agreement shall be mutually agreed by June 30, 2016. However, the vendor illegally and violating the terms of the Agreement disconnected its services to the Group and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to $7.03 million equivalent to approximately $4.8 million along with interest @ 15% amounting to $1.58 million equivalent to approximately $1.08 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

The management believes that vendor’s claim is invalid since it relates to the un-utilized future period and for the media which has never been provisioned as required under the Agreement and the vendor is/was under contractual obligation to provide (media) to the Group. That, a net sum of approximately $2.98 million is due and payable by Vendor to the Group, in respect of reimbursement and refund obligation under and pursuant to the IRU Contract. The net sum is calculated on the basis of actual utilization of the capacity calculated on pro rata basis hence the Group was/is entitled to and Vendor was/is liable to refund approximately $2.98 million within 90 days of the termination of the IRU instead of claiming approximately $7.03 million. The subject media / services have never been provisioned therefore the Vendor is not entitled to claim any amount for media or services. As the Group holds an indefeasible right to use the vendor’s media for the contract duration of 15 years, early and unilateral termination of services by vendor, amounts to a breach.

Under these circumstances, the Group under the express contractual rights have claimed the amounts pertaining to (i) media which has yet not been delivered, and (ii) un-utilized future period on a pro-rata basis, as required under the terms and conditions of the Agreement. Moreover, the Vendor is also liable to make payments to the Group on account of different services received from the Group. The Group has filed an application before SHC in January 2017 under section 34 of the Arbitration Act, 1940 to refer the matter to Arbitrator as per the dispute resolution mechanism provided in the agreement dated 2011.

During 2019, the supplier has signed an MoU with the Group undertaking to withdraw all legal cases which has completed in August 2022 and both parties have withdrawn their respective cases.

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.49 million. Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently quoted on any OTC Markets (Pink). OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Standard Register & Transfer Company, located at 440 East 400 South Suite 300, Salt Lake City, Utah 84111.

Holders

As of December 31, 2022, there were 794 holders of record of our common stock and, 139,763,391 shares of our common stock were issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance, but we do have outstanding stock options.

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of common stock during the fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section generally discusses fiscal 2022 compared to fiscal 2021.

Management discussion and analysis included in this section reflect Management views on the business operations and have not been subjected to a third-party audit. However, effort has been made to keep it precise and reflective of the current status. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

Fiscal Year Highlights

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1A. Risk Factors depict important factors that could cause actual results to differ from expectations. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of GlobalTech Corporation included in “Item 18. Financial Statements and Supplementary Data.”

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the consumer’s choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in 2022 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

Broadband customers decreased due to competition in certain of our service areas. We are in the process of revising our marketing plan to regain customers in areas where we have lost customers.in

We offer a full range of residential and business solutions including fiber optic-delivered communications and managed IT solutions to large enterprise customers. For Corporate Clients, we focus on high-quality service in the provision of dedicated lines having Committed Information Rates (CIR) features to enhance productivity. They are also provided fiber optic network solutions including dark fiber optic connectivity on an IRU (Indefeasible / irrefutable Right of Usage) basis, managed circuits, and Point to Point (P2P) and Point to Multipoint (PTMP) connectivity. On our Cable TV Infrastructure, we distribute satellite TV content to our customers on Hybrid Fiber Coaxial (HFC) and Fiber to the Home (FTTH) networks. We carry both analog and digital TV channels to our customers over our cable network. We have gathered a number of awards over the years for our services from the Consumer Association of Pakistan for the quality and affordability of our services. Our subsidiary WorldCall Public is one of the oldest operators in Pakistan and has good brand recognition for its current portfolio of services. With over two decades of service under our brand, we believe the value generated by our brand gives us a competitive edge over our competition.

Based on management assessment there is no material financial impact of COVID-19 in these financial statements. Furthermore, Company assesses that its current operations are being performed at pre-Covid-19 levels as operational plans have been adjusted to accommodate for continuance observance of protocols without any disruptions.

Broadband and Cable TV Operations

The Company has been investing in its ambition of providing affordable broadband connectivity across Pakistan besides making a concerted effort to improve its services to existing customers The company has already initiated a comprehensive deployment of consumer Fiber to the Home (FTTH) connectivity clusters converting and migrating its existing customers to a higher average revenue per user (ARPU) platform. The cluster delivered high-speed internet capped at 100 Mbps, a blend of HD resolution 200 + (Digital/ Analogue) channels in addition to user familiar Customer Relationship Module which gives ultimate freedom to the subscriber for a customized service management experience. As the metro fiber optic plant already traverses across our service areas, the conversion cost for migrating an existing HFC customer to FTTH service remains low. Set-top boxes deployed for Digital Cable TV service are fully compatible with RF Overlay FTTH deployment and need not be changed as part of this migration.

The company has nearly 1,900 kilometers (1,180 miles) of fiber optic infrastructure deployed across 20 major cities of Pakistan with a potential ability to access a market of almost 3 million households for subscriber acquisition. It is a major asset moving forward as access to subscriber concentration points is essential for GlobalTech future strategy.

For our FTTH network deployment, Company has achieved a good response to subscriber conversion and has already deployed phase 1 of the project successfully in populous areas of Lahore, a city in Pakistan. For optimum utilization of this infrastructure and synergizing of resources, we have made business collaborations to aggressively pursue Fiber to the Home (FTTH) service rollout across Pakistan. The FTTH initiative is not only limited to the aforementioned areas, but a comprehensive plan is also in place to convert all existing HFC connections in the various other areas of Lahore and other major cities of Pakistan in a phased manner. This activity will require minimal cost but improve the margin of the business to large extent and resultantly augment its profitability. FTTH service is charged at a higher level as it delivers much higher bandwidth on fiber optic networks. Additionally, operational resource intensity is substantially lower in FTTH as compared to HFC networks. Higher ARPU with lower servicing costs would result in better performance moving forward.

On financial numbers, the Revenue of broadband increased by $0.421 million. Customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and same is substantiated by marginal increase recorded this year.

For consumer operations, FTTH continues to and will be a major revenue contributor for Company in the future as well. Subject to the availability of funds Company plans to extend its service to all of the 20 cities covered by its fiber optic network. The management believes that since its inception WorldCall Public has had a large database of loyal customers that have been subscribing to its multiple services for more than fifteen years. To further supplement this effort the management is working on the customers’ loyalty program. Aggressive marketing strategy and on-field marketing activity have also been planned in achieving the desired objectives of new and initial subscribers. This activity is being strongly supported through corporate marketing initiatives and exploiting the digital social media platform fully like LinkedIn, Facebook, Instagram, and Twitter. The marketing campaign of FTTH are also being launched on our in-house cable network. The management is more or less certain that the revenue trend can only go up moving forward. The management also intends to facilitate its’ customers for easy payments after evaluating different payment platforms.

Summary Table for Services offered

S.No.	Service	Service Area	End-Consumer
1	Long Distance and International (LDI)	National
1a	Bulk Sales		Telecom Operators
1b	Call termination charged per minute		Telecom Operators
2	Broadband
2a	Fiber to the Home (FTTH)	Lahore	Corporate/Residential
2b	Hybrid Fiber Coaxial (HFC)	Lahore / Karachi / Islamabad	Residential
2c	Affordable Broadband	Lahore / Karachi / Islamabad	Resellers/Residential
2d	Fiber Optic connectivity		Telecom Operators/ Corporate
3	Cable TV
3a	Analog and Digital Service (FTTH)	Lahore	Corporate/Residential
3b	Analog and Digital Service (HFC)	Lahore / Karachi / Islamabad	Residential
3c	Analog and Digital Service (Fiber Optic)	Lahore / Karachi / Islamabad / Multan / Faisalabad	*Local Cable Operator/ Local Loop Operator

*We provide Analog and Digital services via our Fiber Optic network to local cable operators, wherein each of the local operators reduces capital costs by receiving our service rather than installing equipment for receiving programming directly from Networks.

Pricing information for the listed services is as follows.

Service 1a is charged at bulk monthly rates with unlimited volumes of traffic. The origination operator is able to generate additional volumes by offering discounted calling rates for Pakistan and local Pakistani operator connected to Company LDI network benefits from additional income by utilization of vacant capacity on the interconnect. Company margin is fixed irrespective of the volume of traffic.

Service 1b is charged on per minute of traffic (on per second incremental basis) to the originating party along with a corresponding termination rate charged by the terminating party connected to Company LDI network.

Service 2a and 3a is direct fiber connectivity to the end user through Fiber to the Home (FTTH) architecture. Service is charged as per subscription opted by the end user and include cable TV and broadband data. Cable TV offering further includes options to have analogue, digital or both services.

Service 2b and 3b is direct hybrid fiber coaxial (HFC) connectivity to the end user. Service is charged as per subscription opted by the end user and include cable TV and broadband data. Cable TV offering further includes options to have analogue, digital or both the services. Compared to FTTH, HFC offers a lower capacity broadband connectivity for the end-user.

Service 2c is connecting local resellers to Company backbone where service offering and packaging is done by the Company and local loop operator only manages subscriber services for connectivity and network maintenance. Company charges on individual packages on pre-paid top-up basis.

Service 2d provides backhaul and core network connectivity fort telecom operators along with P2P links for corporate data connectivity. For telecom operator’s charges are on long term lease basis with O&M charged on annual basis for a specific length of fiber optic network deployment. For corporate in includes one-time charges for network deployment with monthly O&M.

Service 3c connects and provides local cable operators and local loop operators with Company Cable TV services (Analogue and Digital). The connection is made on fiber optic cable to end-user premises and further distribution is handled by local loop operator through its own resources.

Service 1 is monitored for volume of traffic and applicable rates. Service 2a, 2b, 2c, 3a and 3b are monitored on subscriber connected. Service 2d and 3c are monitored for new sales and Service Level Agreement (SLA) delivery for existing customers.

Subscriber conversion rate from HFC to FTTH:

We were able to covert 100% of our HFC customers located in Lahore City (Wapda Town), however, we do not expect 100% conversion of all of our HFC customers. Our experience in Wapda Town is an indication of the level of acceptance by our customers to convert from HFC to FTTH.

Our conversion rates are high because we provide equipment and installation free of charge to our existing HFC customers. FTTH service is reliable as it does not depend upon power, as compared to an HFC plant. HFC plants require electrical power to operate the network, due to regular power failures in Pakistan HFC networks are frequently affected whereby having service interruption our customers.

FTTH is not depended upon Network electrical power, rather it requires power at our central switch and customer premises. The continuous availability of service to our end users is of extreme importance.

We expect our customers to thus convert, however we are expecting a conversion rate of at least 50% of our customers. We expect 100% of our customers to convert as we will over the next 36 months stop analog service and have complete FTTH service. We will continue using our HFC plant as a backup to our Fiber plant to continue support our customers.

The table below gives an example of conversion in one of our areas.

Subscriber conversion from HFC to FTTH:

Company deployed FTTH network in one target area of Lahore City (Wapda Town) and achieved the following results:

Total subscribers HFC	=	1,890
Converted to FTTH	=	1,890
ARPU on HFC	=	USD 2
ARPU on FTTH	=	USD 6
Conversion ratio	=	100%
Incremental revenue	=	110%

As per the national broadband policy 2021 of Pakistan, Pakistan’s market has huge potential for broadband/data and therefore has set the following targets keeping in view the market potential, the following table sets forth Government of Pakistan’s targets for broadband deployment.

Targets under National Broadband Policy

Description	Current	Before 2025	By 2030
Fixed Broadband Penetration	1.13%	>15%	>35%
Average Internet Usage/ Subscriber/Month (in GBs)	1.91%	>20%	>50%

Based upon the above targets as set forth by the Government of Pakistan, we are able to leverage our existing fiber network thus allowing us to deploy in high-density areas with minimal capital expenditures using existing inventory of network equipment. However, the need for capital will increase over the years as fiber network is extended to areas that are currently not served by our existing Fiber Network. These capital needs will be substantial and may require us to raise capital by debt or equity raises. If we are to raise capital by issuing shares, your shareholding will be diluted.

We believe that setting these targets can only be achieved with Government of Pakistan’s regulatory support such as clear guidance as to permitting and licensing.

The management is also planning to sign up large public and private sector organizations for a complete package of cable TV and internet services. While at the same time we are also planning to sign up with the large housing projects launched by Real Estate companies in different cities for the provision of CATV and broadband internet through our distribution channels with exclusivity right from the project launch. This would further improve and enhance the corporate outlook and revenue of the business.

Long Distance and International traffic operations

The company maintains a robust infrastructure and international interconnect portfolio for its international traffic operations. The operations target voice traffic coming to Pakistan principally originating from overseas Pakistani population calling home and not any significant business / corporate originations. Traditional traffic origination points are Middle Eastern countries, the United Kingdom, and North America. Termination of voice traffic is highly regulated in Pakistan and Company has been in operation since 2004 in this segment of operations.

International termination revenue is one of the major revenue streams, which declined by $1.2 Million due to a decrease in termination rates driven by competitive forces and further propagation of connectivity services through WhatsApp, Messenger, and similar products which do not rely on traditional connectivity methodology of voice interconnects. The decrease in business returns is also faced by the originating parties who are significant operators in their respective regions of traffic origination and termination.

The company escalated its engagement with its interconnect partners in Pakistan and abroad to address the migration of voice business toward alternate platforms. The operating regime applicable to the business operations whereby charging on per minute basis of voice communications is shifting toward a bulk billing strategy which would address the recent decline in business by a significant increase in business volume at a lower margin.

The management is deliberating new products and services in different areas in emerging markets. The current business plan envisions an aggressive acquisition/collaboration roadmap for technology assets, focusing on both operators and technology platforms with the essential elements of robust operations and growth potential already in place. The same would be involved in getting better solutions in place for voice aggregation operations along with a better position in getting bulk deals in place for business growth.

The company plans to further transform its business strategy to a more globally integrated approach for its subsidiaries. Our future plans also include the mergers and acquisition of existing & new businesses having similar operations in different parts of the world, which include the Middle East, Europe, South Asia, and Africa. As part of our strategy, we intend to leverage our existing technical and managerial strengths in expanding our services to acquired or joint venture partners.

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 8.259 million during the year 2022 compared to US$ 9.468 million in 2021, this decline of approximately US$ 1.209 million was primarily due to the low volume of international termination business. Broadband services generated revenue of US$ 3.424 million in 2022 compared to US$ 3.004 million in 2021. this increase of US$ 0.421 million is due to the absolute conversion of hybrid coaxial connections into fiber (FTTH) in Wapda Town, Lahore using Gigabit Passive Optic Network (GPON) solutions achieved mainly through targeting the corporate and telecom operator segment.

Adjusted EBITDA for the year 2022 is US$ (0.118) million, whereas Adjusted EBITDA for the year 2021 is US$6.573 million. Net loss for the year 2022 is US$12.42 million, and net loss for the year 2021 was US$0.61 million We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	December 31,
	2022	2021
Net revenues	$11,620,515	$12,455,655
Adjusted EBITDA	$(118,200)	$6,573,106
Loss from Operations	$(10,379,727)	$(5,961,107)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Net revenue	$11,620,515	$12,455,655

GAAP net loss	(12,422,808)	(605,441)

Depreciation and amortization	4,520,814	5,126,044
Finance cost	1,820,606	1,775,497
Taxation	222,475	215,117
Exchange loss	5,740,713	61,889
Adjusted EBITDA	$(118,200)	$6,573,106

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations of 2022 were impacted by the decline in revenue, mainly by international termination quantum, whereas Adjusted EBITDA and income from operations of 2021 were impacted by the decline in revenue mainly by lesser traffic (international minutes) originated/ terminated, Cable TV and fiber sale services.

During this period, Company was also transforming its business operations and moving towards a service-centric operation that does not require heavy investments in infrastructure. Current business operations are being maintained at the optimal operating level and new investments were principally utilized for solutions development more suited for future needs. The company is focused on the development of products and services that would be better suited for its future roadmap as a technology-centric solutions Company.

Gross Margin: The Company recorded a gross margin of USD 2.47 million in 2022 compared to USD 1.83 million in 2021. The decrease was due to reduced rates in international termination operations resulting in a net decrease of USD 1.209 million in revenues thus resulting in a decrease in gross margins. Additionally, a decrease in broadband service revenues of USD 0.42 million also contributed to a decrease in gross margin. The broadband revenue decline is caused by depressed sales in fiber optic network solutions targeting the corporate and telecom operator segment. The decrease in international voice termination operations was on account of the decrease in rates compared to 2020 and the revenue of international clearing operations included in 2020.

Direct operating costs: Direct operating costs stood at USD 9.15 million in 2022 compared to USD 10.62 million in 2021. Operating costs remain practically the same in two years period and positive variance is on account of currency devaluation of nearly 26% over the period and a decline in interconnect cost in line with a decrease in international termination revenue. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 2.45 million in 2022 compared to USD 2.46 million in 2021. Operating costs remain practically the same in two years period.

Other income and expenses: The Company recorded other income of USD 0.68 million in 2022 compared to USD 9.03 million in 2021. Other expenses stood at USD 6.56 million for 2022 against USD 1.90 million in 2021.

Updates on plans:

Long Distance and International traffic operations: In Long Distance and International voice operations, the company has been successful in concluding a bulk traffic arrangement originating from the Middle East region and terminating through the company network in Pakistan. Traffic flow has started to build up and the company plans to add an additional origination point for voice traffic aggregation for Pakistan. All such traffic is being aggregated through existing interconnect contracts already in place.

The company management has also escalated its market engagement through physical participation in various forms held for the promotion of this business segment in the region and on the global stage.

Broadband and Cable TV Operations: The FTTH conversion project is progressing as per plan. A total network of 15,000 home passes has been deployed to date. The company has also been granted permission for FTTH conversion in a major area of current business operations (Defense Housing Authority – Lahore) and the company is confident that it would be able to deploy an additional 15,000 home pass FTTH network over the next four quarters. The company has engaged in discussions with potential partners for extending its service to other cities covered by its metro fiber optic network deployment. For fiber optic sales, the regulator has started the actual award process for new licenses, and the company is engaged with new licensees for new sales. However, due to heavy financial conditions on new licensees for performance guarantees, it remains to be seen whether market requirements materialize in an aggressive manner or conservative manner.

Exponential Technology Roadmap: The Company is concluding arrangements for the deployment of a Public Blockchain Network in Pakistan. The platform deployed would be enabled for offering services targeting education, logistics, and financial services (through partners). At present, there is no public Blockchain infrastructure in Pakistan that meets the regulatory framework requirements, and it presents a good opportunity for future growth. However, regulatory requirements are not firmed up by the Government of Pakistan at present and that remains a risk for future activation of the network. Our Blockchain Network is in an early stage of development and we expect to conduct testing of our Blockchain Network by end of 2023 our development costs of this network are done within our existing in-house software engineering, thus development costs are not separately accounted for. We expect to have commercial testing by the first quarter of 2024.

The planned deployment involves a hybrid Blockchain with a permissioned public architecture. In the initial phase, the authentication onboarding will be managed by the company, and smart contract development will be executed through in-house resources. The smart contracts for target services will define the contractual relationship between entities that are executing commercial transactions. On a conceptual plane, the Blockchain network deployed can be considered as a Blockchain-as-a-service, which can be utilized by business entities without any upfront investment in the Blockchain infrastructure. This approach will allow businesses to focus on their core operations while utilizing the Blockchain network to streamline their commercial transactions.

Furthermore, the network will be further integrated into payment platforms, providing transaction access through existing financial and banking institutions. Monetization will result from a percentage charge on financial transactions executed on the platform, which will be shared among respective stakeholders and the Company as the governing entity. The cross-service utilization of unique distributed, digital identity will facilitate numerous utilization scenarios for varying business requirements. The inherent security of the Blockchain network architecture, coupled with significantly lower cost of transactions, make it a highly competitive product for market acceptance.

The smart contracts that will be deployed will take into account service delivery validation and payment settlement, similar to escrow arrangements. These transactions will be executed on the public permissioned Blockchain, in a transparent and secure manner. This approach will ensure that all parties involved in the commercial transaction will have a clear understanding of the terms and conditions of the agreement, and the execution of the transaction will be tamper-proof.

In conclusion, the deployment of this hybrid Blockchain with a permissioned public architecture offers business entities a competitive advantage by providing a secure, transparent, and cost-effective solution for executing commercial transactions. The platform’s unique distributed digital identity and smart contract capabilities enable a wide range of utilization scenarios, making it an attractive option for businesses seeking to streamline their operations, reduce costs, and increase efficiency while ensuring that all parties involved in the transaction are fully protected.

In light of the foregoing, we believe that our Blockchain network harbors immense potential to generate substantial value for our esteemed users and partners. We are ardently enthusiastic about introducing this pioneering solution to the market and cannot wait to witness its game-changing impact.

Additionally, the Company has started work on commercial monetization of its in-house Customer Relationship Management (CRM) system for third-party sales. The software has a good capability set for sales pipeline, call center integration, authority matrix, human resource, performance monitoring, and accounting integration. The first sector being targeted is commercial banking for loan and portfolio management. The Company is confident it can carry out commercial activation for external sales, but the market is still to be tested in this regard.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of December 31, 2022, was $9.414 million, consisting of $5.873 million of Term Finance Certificates, a Term Loan of $ 2.009 million, and short-term borrowings including running finances of $ 1.532 million. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 4.805 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

We expect to raise a minimum of $5 million to a maximum of $10 million by June 30, 2023. Most likely shares will be placed at a 50% discount to the trading value of the common shares of the Company over a 30-day period.

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Despite the challenging environment, we are continually expanding our FTTH network using our existing equipment inventory consisting of Fiber Optic Cable, Customer Premises Equipment without having to deploy additional capital to purchase such equipment. The continual deployment will result in additional revenues for the company.

As possible acquisitions and mergers, we actively review them against our objectives including, among other considerations, improving the operational efficiency, achieving synergies, product development or technical capabilities of our business, and achieving appropriate return targets, and we may participate in the extent we believe these possibilities present attractive opportunities. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures with the main focus on growth in international termination traffic, FTTH rollout, Data, and Fiber sales and thereby converting the same in escalation in the bottom line of cash flows.

The Company believes its balances of cash, and cash equivalents which totaled $3,120,572 as of December 31, 2022, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,120,572 and $3,670,589 cash and cash equivalents as of December 31, 2022, and 2021, respectively.

Operating Activities: Net cash provided by operating activities decreased during the ongoing year by $ 8.472primarily due to a decrease in EBITDA mainly on account of a decline in international termination, FTTH sales and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the years ended December 31, 2022, and 2021 was $ (7.445) million and $ 1.027 million respectively.

Investing Activities: Net cash generated in investing activities for the years ended December 31, 2022, and 2021 was $ (0.081) million and $ (1.559) million, respectively. The increase in cash used was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.728 million during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2021, and are included elsewhere in this annual report on Form 10-K.

We prepare our consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures. We base our estimates, assumptions, and judgments on historical experience, current trends, and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations.

Critical accounting policies are those policies used in the preparation of our consolidated financial statements that require management to make difficult, subjective, or complex adjustments, and to make estimates about the effect of matters that are inherently uncertain.

Revenue from Contracts with Customers:

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations.

We derive revenue from six primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, and (6) Advertisement Services. All our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when we satisfy a performance obligation.

International termination services:

This service represents the international inbound traffic terminated in Pakistan via Company’s network to the local mobile network operators such as Mobilink, Zong, Telenor, and Ufone. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services.

Indefeasible Right of Use (IRU) services:

It is a distinct performance obligation whereby the Company enters into a contractual agreement to grant an Indefeasible Right of Use (IRU) of dark fiber up to 20 years or more. Revenue is recognized at the time of delivery of services and acceptance by the customer.

Cable TV and internet services:

Cable television is a video delivery service provided by the Company to retail and commercial subscribers via coaxial cable and fiber optics, whereas Internet service is the delivery of data service provided by the Company to the subscribers via coaxial cable and fiber optics. The Company is providing Fiber to the Home (“FTTH”) services which is not a distinct performance obligation, but rather a component of connectivity services. The Company charges a connection and membership fee at the time of setting up the connection. Subscription revenue from Cable TV, internet over cable, cable connectivity, and the channels subscription fee are recognized on the provision of services. Connection and membership fee is recognized at the time of sale of connection. The Company follows an advance billing invoicing cycle for such services.

Metro fiber solutions:

This revenue stream represents the point-to-point (P2P) connectivity, the latest Dark Fiber internet technology to its high-end large-scale multinational companies, IT companies, and leading educational institutions in major cities of Pakistan. Dark Fiber refers to fiber optic networks with no service or traffic running on the fiber strands. Unlike managed fiber services, Dark Fiber gives the maximum level of control to businesses, allowing them to use their preferred protocol and manage and maintain their own equipment. Dark Fiber has the capability to offer near limitless capacity, as well as providing the assurance of dedicated connectivity. It can be termed as a fiber corridor offering Committed information rate (CIR), fiber and data services, making it an excellent choice for organizations who require a dedicated, high-capacity, secure service. Revenue from metro fiber solutions is recognized for the delivery of goods and services.

Capacity sale services:

These are the services arrangements whereby the Company enters into a contractual agreement to provide a portion of the capacity of fiber, wherein the rights are given to the customers for a longer period i.e., 20 years or more. Revenue therefrom is recognized at the time of delivery and acceptance by the customer.

Advertisement services:

This revenue relates to the commercials of the different businesses, which are aired on the Company’s cable TV network. The Company offers advertisements to corporate, Small and Medium Enterprises, and retail customers on its in-house entertainment channels. There is a vast range of advertising packages tailor-made and customized according to specific client requirements at highly economical rates. Clients can opt for multiple modes of advertising such as Multiple Scrolls, Multiple Logos, L-Shape, Time-checks, TVC, Documentary, and Channel Branding. Advertisement income is recognized based on spots run when commercials are aired on the network. The Company follows a postpaid billing invoicing cycle for such services.

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of December 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level. Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include the estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term rate of growth for our business, the estimation of the useful life over which cash flows will occur, the determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets. No impairment charges were recorded during the years ended December 31, 2021, or 2020.

Business Combinations:

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint and utilizes data such as discounted cash flow analysis and replacement cost models. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows, discount rates, and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Off-Balance Sheet Arrangements

As of December 31, 2022, and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants in 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk Economic Exposure. We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since the majority of the Company’s operations are based in the Pakistan region where the Pakistan Rupee is continuously losing its value against the US Dollar. The devaluation of the Pakistan Rupee results in a foreign exchange loss to the Company, however because our debts are denominated in Pakistani Rupees our dollar value of debts decreases which offsets our downside risk.

 Based upon our analysis we do-not believe in our interest to hedge Pakistan currency.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure. The devaluation of the Pakistan Rupee results in a foreign exchange gain to the Company.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and the Pakistan Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure.

Item 8. Financial Statements and Supplementary Data

The audit report of Crowe Horwath, Chartered Professional Accountants, and our audited financial statements for the year ended December 31, 2022 follow on pages F-1 through F-38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2022, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position	Date first appointed
GLOBALTECH CORPORATION
Dana Green	66	Chief Executive Officer, President, Director	Dec 2017
Dean Christensen	77	Secretary	Dec 2017
Charles J. Bartolotta	67	Director	Dec 2021
James A. Gibbons	77	Director	Dec 2017
Mehmet Ulema	71	Director	Mar 2022
WORLDCALL PUBLIC
Muhammad Shoaib	58	Chairman	May 2020
Babar Ali Syed	51	Chief Executive Officer	Aug 2008
Muhammad Azhar Saeed	43	Chief Financial Officer, Director	Jan 2018 (CFO) May 2020 (Dir)
Mubasher Lucman	59	Director	May 2020
Hina Babar	40	Director	May 2020
Mansoor Ali	52	Director	May 2020
Tariq Hasan	45	Director	Oct 2020
Faisal Ahmed	55	Director	May 2020
WORLDCALL PRIVATE
Anser Iqbal Chauhan	40	Chief Financial Officer	Aug 2019
Babar Ali Syed	51	Director	Apr 2016
Muhammad Azhar Saeed	43	Chief Executive Officer, Director	Apr 2016
Mansoor Ali	52	Director	Oct 2021
FZC
Babar Ali Syed	51	Director	Aug 2016
Muhammad Azhar Saeed	43	Director	Aug 2016

Dana Green, Chief Executive Officer, President and Director

From December 2017 to present, Dana Green has served as our Chief Executive Officer, President, and Director.

Since 2007, Mr. Green has been the Manager of Entrada Enterprises LLC, a purchaser and manager of oil and gas properties, gas plants, and a regulated gas transmission pipeline. Since 2013, Mr. Green has been the Director of, and from July 2010 to June 2019, Mr. Green was the Vice President of Finance of, Satview Broadband Ltd, a cable TV and Broadband company. From May 2010 to October 2015, Mr. Green was the Director and Vice-President and from November 2015 to June 2019, Mr. Green was the Director and President of Pacific Energy and Mining, Inc., a publicly traded company on the OTC Markets. From August 2003 to September 2006, Mr. Green was the Director of CEO of CF Green Corporation, a publicly traded company on the OTC Markets. From March 1992 to November 2013, Mr. Green was the Chairman and President of WENR Corp, a publicly traded company on the OTC Markets. From November 1988 to February 1992, Mr. Green was the Director and Vice President of Engineering for Western Energy Inc, a publicly traded company on the OTC Markets.

In 1978, Mr. Green received a BSc Mineral Engineering degree from the Colorado School of Mines in Golden, Colorado.

Mr. Green’s services to us include management of corporate affairs.

As our Chief Executive Officer, President and Director, Mr. Green brings his experience in managing our day-to-day operations.

Dean Christensen, Secretary

Since December 2017, Dean Christensen has served as our Secretary.

From 2004 to December 2016, Mr. Christensen was the Secretary of Pacific Energy and Mining, Inc., a publicly traded company on the OTC Markets. From 1982 to December 2014, Mr. Christensen operated a 3,000-acre ranch in Utah. From 1972 to 2004, Mr. Christensen was the President of CCCO LLC, a limited liability company that operated and drilled oil and gas wells in Utah. From 1971 to 1974, Mr. Christensen was the President of Supply Forwarding Inc., which operated cargo places from Kodiak, Alaska to Salt Lake City, Utah and operated fishing boats and shrimp crawlers in Alaska. From 1963 to 1967, Mr. Christensen served as a Chief Warrant Officer and Combat Pilot in the US Army.

In 1971, Mr. Christensen received a bachelor’s degree in Economics & Business Administration from Westminster University in Salt Lake City, Utah

As our Secretary, Mr. Christensen brings his extensive secretary and administration experience due to his experience as Secretary of Pacific Energy and Mining Inc. and President of CCCO LLC and Supply Forwarding Inc.

Charles J Bartolotta, Director

Since December 2021, Charles J Bartolotta has been a Director for the Company.

Since April 2011, Mr. Bartolotta has been retired. From October 2000 to April 2011, Mr. Bartolotta served as the Senior Vice President, Enterprise Solutions and Senior Vice President, Operations-Customer Service for Mediacom Communications Corporation. From November 1989 to June 2000, Mr. Bartolotta worked for AT&T Broadband (fka TCI Communications and TKR Cable Company), first as Regional General Manager, then as Regional Vice President, then as Division President. From September 1983 to November 1989, Mr. Bartolotta worked for Cablevision Systems Corporation, starting as a Systems Analyst and finishing as a General Manager. From June 1978 to September 1983, Mr. Bartolotta served in the United States Army as a Lieutenant, Transportation Management from December 1978 - August 1981 and as Captain, Data Programmer and Systems Analyst, at US Army War College in Carlisle, Pennsylvania from August 1981 to September 1983.

In 1981, Mr. Bartolotta earned a Master of Science in Systems Management from University of Southern California in Wiesbaden, West Germany. In 1978, Mr. Bartolotta earned a Bachelor of Science in Engineering from the United States Military Academy in West Point, New York.

As our director, Mr. Bartolotta brings his experience managing cable television and telecommunication companies due to his experience at Mediacom Communications, Cablevision Systems Corporation and AT&T Broadband.

James A Gibbons, Director

Since December 2017, James A Gibbons has been a Director for the Company.

Since March 2016, Mr. Gibbons has been the sole owner of JA Gibbons LLC, a consulting firm serving business client needs, solving mineral, energy, and legal issues and problems for Walker Mining Co., Pacific Energy and Mining Co., ENEXCO, and Pacific Rural Gas Coop. From February 2013 to March 2016, Mr. Gibbons was a Director for ENEXCO in Vancouver, British Columbia, Canada.

From 2007 to 2011, Mr. Gibbons served as the Governor of Nevada. From 1997 to 2006, Mr. Gibbons served as a U.S. Representative for the 2nd congressional district of Nevada.

In 1979, Mr. Gibbons received a Juris Doctor degree in Natural Resources Law from the Southwestern University School of Law. In 1973, Mr. Gibbons received a Master of Science in Mining Geology from Mackay School of Mines at the University of Nevada. In 1967, Mr. Gibbons received a Bachelor of Science in Geology from the Mackay School of Mines at the University of Nevada. From 1968 to 1974, Mr. Gibbons attended the United States Air Force Squadron Officers School, Command and Staff School and Air War College in Montgomery, Alabama.

As our Director, Mr. Gibbons brings his education and experience as a practicing attorney, Governor of Nevada, U.S. Congressman, Director of ENEXCO, and Director of Elko Broadband.

Mehmet Ulema, Director

Since March 2022, Mehmet Ulema has been a Director for the Company.

From January 2002 to present, Mr. Ulema has been a full professor of Computer Information Systems in the O’Malley School of Business at Manhattan College in New York.

In 1980, Mr. Ulema received a Ph.D. in Computer Science from the Polytechnic Institute of New York (now Tandon School of Engineering of New York University). In 1977, Mr. Ulema received a Master’s degree in Computer Science from the Polytechnic Institute of New York. In 1972, Mr. Ulema received a master’s degree in Mechanical Engineering from Technical University of Istanbul in Turkey. In 1972, Mr. Ulema received a Bachelor’s degree in Mechanical Engineering from the Technical University of Istanbul in Turkey.

As our director, Mr. Ulema brings his experience in computer information systems.

Muhammad Shoaib, Director and Chairman of WorldCALL Public

Since May 31, 2020, Muhammad Shoaib has been the Chairman of the Board of Directors for WorldCALL Public.

From 1987 to 1996, Mr. Shoaib worked as a Design Engineer in the Research & Development Department of Carrier Telephone Industries (CTI) Islamabad. From 1996 to January 2007, Mr. Shoaib worked for WorldCALL Public as Technical Director where he was responsible for Network design and rollout of LDI services. In January 2007, Mr. Shoaib joined Technology at Work (Pvt) Limited as its Chief Executive Officer and founding Director. Mr. Shoaib is a consultant providing project management and implementation services in the ICT sector.

In 1987, Mr. Shoaib earned a Bachelor of Science in Engineering from the University of Engineering and Technology in Peshawar, Pakistan.

Babar Ali Syed, Chief Executive Officer of WorldCALL Public, Director of Worldcall Private and FZC

Since August 2008, Babar Ali Syed has been the Chief Executive Officer of WorldCALL Public. Since April 2016, Mr. Syed has been a Director of Worldcall Private. Since August 2016, Mr. Syed has been a Director for FZC.

From October 1995 to December 2001, Mr. Syed worked with Alcatel Pakistan Limited where he was the Project Manager of NSD from October 1995 to April 2000, and the Project Coordination Manager NSD in the United Arab Emirates from April 2000 to December 2001. From January 2002 to June 2006, Mr. Syed worked with Access Global LLC, UAE where he served as Project Manager for Pakistan and the United Arab Emirates from January 2000 to May 2004, and Managing Director from June 2004 to June 2006.

In 1995, Mr. Syed earned a degree in Electrical Engineering from the University of Engineering and Technology, Taxila, Pakistan.

Muhammad Azhar Saeed, Chief Financial Officer and Director of WorldCALL Public, Director of Worldcall Private and FZC

Since January 1, 2018, Muhammad Azhar Saeed has been the Chief Financial Officer for WorldCALL Public. Since May 31, 2020, Muhammad Azhar Saeed has been a Director for WorldCALL Public. Since April 2016, Muhammad Azhar Saeed has been a Director for Worldcall Private. Since August 2016, Muhammad Azhar Saeed has been a Director for FZC.

Mr. Saeed is a Fellow member of the Institute of Chartered Accountants of Pakistan. From 2002 to 2006, Mr. Saeed worked as a Chartered Accountant at Riaz Ahmed and Company. Since 2007, Mr. Saeed has worked with WorldCALL Public, serving in several different departments, including compliance, secretarial practices, and accounts.

Mubasher Lucman, Director of WorldCALL Public

Since May 31, 2020, Mubasher Lucman has been a Director for WorldCALL Public.

Mr. Lucman is a media personality. He started his media career with Business Plus, a business channel in Pakistan in 2004. From 2007 - 2008, Mr. Lucman served as Interim Minister for Information Technology, Communications and Works for the Government of Punjab. Mr. Lucman has been engaged with various broadcasters in Pakistan and worked with Express News from June 2009 to December 2010, Dunya News from January 2011 to July 2012, ARY from Aug 2012 to May 2015, Bol from May 2015 to September 2015, 24 News HD from September 2015 to September 2017, Samaa from September 2017 to December 2018), and AAP News from November 2019 to Apr 2020. Since 2021, Mr. Lucman has been the CEO of Baaghi TV.

In 1982, Mr. Lucman graduated from Government College Lahore with a degree in Arts/Humanities

Hina Babar, Director of WorldCALL Public

Since May 31, 2020, Hina Babar has been a Director for WorldCALL Public. From November 2013 to November 2015, Ms. Babar was an Administrative Manager with Chapal Sports. In 2003, Ms. Babar earned a degree in Economics and Journalism from Punjab University.

Ms. Babar brings intellectual and gender diversity to our Board.

Mansoor Ali, Director of WorldCall Public and Worldcall Private

Since May 31, 2020, Mansoor Ali has been a Director for WorldCALL Public. Since October 2021, Mansoor Ali has been a Director for WorldCALL Private.

Mr. Ali joined WorldCALL Public in 2005 as General Manager. From January 1994 to May 1997, Mr. Ali worked with Alcatel Telecom as Systems Engineer. From March 1999 to September 2000, Mr. Ali worked with Fauji Fertilizer Pakistan as Systems Engineer. From September 2000 to October 2002, Mr. Ali worked with PowerGen UK PLC as Software developer. From October 2002 to June 2004, Mr. Ali worked with IT Works as Chief Operating Officer. From July 2004 to March 2005, Mr. Ali worked with N-power as Software Consultant.

In 1993, Mr. Ali earned a degree in Telecom Engineering from UET Lahore. In 1998, Mr. Ali earned a master’s degree in Information Systems from University of Greenwich, UK.

Tariq Hasan, Director of WorldCALL Public

Since October 9, 2020, Tariq Hasan has been a Director for WorldCALL Public.

Since 2020, Mr. Hasan has served as Vice President, Corporate & Investment Banking, at Pak Oman Investment Company Limited. From 2002 to 2004, Mr. Hasan worked as Relationship Manager Commercial Banking for Habib Bank Limited. From 2004 to 2006, Mr. Hasan worked as Senior Officer/Executive for Pakistan State Oil Company Limited. Mr. Hasan has also served in key roles in collaboration with the central bank and representatives of the banking industry to help roll out initiatives for broadening financial inclusion, improving efficiency within the banking sector, and advancing the cause of economic empowerment.

He holds BBA (2001) and MBA (2002) degrees from the Institute of Business Administration, Karachi.

As our Director, Mr. Hasan brings his extensive experience in the field of banking and finance.

Faisal Ahmed, Director of WorldCALL Public

Since May 31, 2020, Faisal Ahmed has been a Director of WorldCALL Public.

Mr. Ahmed has been employed by WorldCALL Public since May 2012 in management in network design. From March 2011 to February 2012, Mr. Ahmed worked as the Country Sales Director for Asia Broadcast Satellite. From September 2010 to February 2011, Mr. Ahmed was on a consultancy assignment with Intersat Africa. From January 2007 to April 2010, Mr. Ahmed was Country Director for iDirect Pakistan and Afghanistan. From August 2002 to December 2006, Mr. Ahmed was Country Manager for Telenor UK Pakistan, Satellite Broadcasting. From December 1998 to August 2002, Mr. Ahmed was Country Manager for Alcatel Pakistan. From January 1996 to December 1997, Mr. Ahmed worked as a Consultant with Ericsson Telecom. From January 1993 to December 1997, Mr. Ahmed was a telecom consultant with Sumitomo Corporation.

In 1992, Mr. Ahmed earned a Master’s in Digital Electronics (Telecommunications) from Kings College London, University of London.

Anser Iqbal Chauhan, Chief Financial Officer of Worldcall Private

Since August 1, 2019, Anser Iqbal Chauhan has been the Chief Financial Officer of WorldCALL Private.

Mr. Chauhan joined WorldCALL Public in April 2010, starting in the Risk and Compliance Department. From June 2003 to February 2008, Mr. Chauhan worked as a Chartered Account with Riaz Ahmed & Co., a Chartered Accountant Firm. From March 2008 to March 2010, Mr. Chauhan worked in the Risk department for Pak Electron Limited, a publicly traded company on the PSX.

In 2010, Mr. Anser earned a Certified Internal Control Auditor from The Institute of Internal Controls, USA.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten (10) years in any of the following:

■

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

■	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
■

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

■

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

■

having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

■	being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and/or
■	having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Other Directorships

None of our other officers and directors are directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest

Our Chief Executive Officer, President, and Director, Dana Green devotes his full time to our business under the terms of his employment contract. Dean Christenson is our corporate secretary and he devotes 4 hours per week to our business.

Our only other executive officer, Dean Christenson, our corporate secretary is not obligated to commit his full time and attention to our business; accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Dean Christenson only devotes 16 hours each month to our business and is not contractually required to devote full time services to us. In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;
■	the opportunity is within the corporation’s line of business; and
■	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Ethics

We plan to adopt a Code of Ethics in the future, at the latest prior to our stock being listed on an exchange that requires us to have a formal Code of Ethics.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) of the Securities Exchange Act of 1934

Not Applicable. During the fiscal year ended December 31, 2022 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all cash and non-cash compensation awarded to, earned by, or paid to the officers and directors for services rendered in all capacities for the years ending December 31, 2022 and 2021.

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dana Green, President, Chief Executive Officer, Director (1)	2022	0	0	0		0	0	0	0
	2021	0	0	0	100	0	0	0	100
Dean Christenson, Secretary (2)	2022	0	0	0		0	0	0	0
	2021	0	0	0	50	0	0	0	50
Charles J Bartolotta, Director (3)	2022	0	0	0		0	0	0	0
	2021	0	0	0	100	0	0	0	100
James A Gibbons, Director (4)	2022	0	0	0		0	0	0	0
	2021	0	0	0	100	0	0	0	100
Mehmet Ulema, Director (5)	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	100	0	0	0	100
Muhammad Shoaib, Chairman of WorldCALL Public (6)	2022	0	0	0	0	0	0	1,538	1,538
	2021	0	0	0	0	0	0	715	715
Babar Ali Syed, Chief Executive Officer of WorldCALL Public, Director of WorldCall Private, and Director of FZC (7)	2022	53,944	0	0	0	0	0	0	53,944
	2021	60,447	0	0	0	0	0	1,072	61,519
Muhammad Azhar Saeed, Director of WorldCALL Public, Chief Financial Officer and Director of Worldcall Private, Director of FZC (8)	2022	22,477	0	0	0	0	0	0	22,477
	2021	25,186	0	0	0	0	0	1,072	26,258
Faisal Ahmed, Director of WorldCALL Public (9)	2022	22,477	0	0	0	0	0	2,307	24,784
	2021	25,186	0	0	0	0	0	1,072	26,258
Mubasher Lucman, Director of WorldCALL Public (10)	2022	0	0	0	0	0	0	2,307	2,307
	2021	0	0	0	0	0	0	1,072	1,072
Hina Babar, Director of WorldCALL Public (11)	2022	0	0	0	0	0	0	2,307	2,307
	2021	0	0	0	0	0	0	1,072	1,072
Mansoor Ali, Director of WorldCALL Public and Director of Worldcall Private (12	2022	22,477	0	0	0	0	0	2,307	24,784
	2021	25,186	0	0	0	0	0	1,072	26,258
Tariq Hasan, Director of WorldCALL Public (13)	2022	0	0	0	0	0	0	1,538	1,538
	2021	0	0	0	0	0	0	814	814
Anser Iqbal, Chief Financial Officer of Worldcall Private (14)	2022	5,289	0	0	0	0	0	0	5,289
	2021	6,716	0	0	0	0	0	0	6,716

(1)

In 2021, we awarded options to purchase 1,000,000 shares of Common Stock to Dana Green, our Chief Executive Officer and Director, for services rendered. We valued these options at $.0001 per option for an aggregate of $100.

(2)	In 2021, we awarded options to purchase 500,000 shares of Common Stock to Dean Christensen, our Secretary for services rendered. We valued these options at $.0001 per option for an aggregate of $50.
(3)

In 2021, we awarded options to purchase 1,000,000 shares of Common Stock to Charles J Bartolotta, our Director for services rendered. We valued these options at $.0001 per option for an aggregate of $100.

(4)	In 2021, we awarded options to purchase 1,000,000 shares of Common Stock to James A Gibbons, our Director for services rendered. We valued these options at $.0001 per option for an aggregate of $100.
(5)	In 2021, we awarded options to purchase 1,000,000 shares of Common Stock to Mehmet Ulema, our Director for services rendered. We valued these options at $.0001 per option or an aggregate of $100.
(6)	Muhammad Shoaib received total compensation of $1,538
(7)	Babar Ali Syed earns an annual salary of 12,240,000 Rs (approximately $53,944) as the Chief Executive Officer of our subsidiary WorldCALL Public.
(8)	Muhammad Azhar Saeed earns an annual salary of 5,100,000 Rs (approximately $22,477) as the Chief Financial Officer of our subsidiary WorldCALL Public.
(9)	Mansoor Ali earns an annual salary of 5,100,000 Rs (approximately $22,477) for his services as an expert for our subsidiary WorldCALL Public.
(10)	Mubasher Lucman, Director of WorldCALL Public compensation $2,307
(11)	Hina Babar, Director of WorldCALL Public compensation $2,307
(12)	Mansoor Ali, Director of WorldCALL Public and Director of Worldcall Private Compensation $24,784
(13)	Tariq Hasan, Director of WorldCALL Public compensation $1,538
(14)	Anser Iqbal, Chief Financial Officer of Worldcall Private compensation $5,289

Exchange Rate: December 31, 2021 1 USD equals Rs. 178.67
December 31, 2022 1 USD equals Rs. 226.90

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of December 31, 2022, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Class	Name/Position	Direct Ownership	Indirect Ownership	Total	Percent of Class (1)
Common	Dana Green, Chief Executive Officer, Director (2)(4)	11,157	9,219,860	9,231,017	6.60%
Common	Dean Christensen, Secretary (2)(5)	0	7,028	7,028	<1%
Common	Charles J Bartolotta (2)	0	0	0	0%
Common	James A Gibbons (2)(6)	500,000	0	500,000	<1%
Common	Mehmet Ulema (2)	0	0	0	0%
Total Common	All Officers and Directors as a Group (5 Persons)	511,157	9,226,888	9,738,045	7.06%
Common	Babar Ali Syed (3)	88,463,156	0	88,463,156	63.29%
Common	Muhammed Azhar (3) Saeed	28,445,122	0	28,445,122	20.04%
Common	Rhonda L Ahmad (7)	9,219,860	0	9,219,860	6.60%
Total Common	All Affiliates as a Group (8 persons)	126,639,295	9,226,888	135,866,183	97.21%

(1)	Based upon 139,763,391 common shares outstanding, as of December 31, 2022.
(2)	The business address for Dana Green, Dean Christensen, Charles J Bartolotta, James A Gibbons, and Mehmet Ulema is 3550 Barron Way Suite 13a, Reno, Nevada, USA.
(3)	The business address for Babar Ali Syed and Muhammed Azhar Saeed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.
(4)	Represents 11,157 shares of our Common Stock held directly by Dana Green and 9,219,860 shares held by Manchester Holdings, a corporation controlled by Dana Green.
(5)	Presents 7,028 shares of our Common Stock held by Glynda A Christensen, the former spouse of Dean Christensen, who passed away.
(6)	On March 3, 2019, Mr. Gibbons received 500,000 shares of our Common Stock in exchange for services rendered as our director.
(7)	Represents 9,219,860 shares held by Rhonda Ahmad Irrevocable Trust, an entity controlled by Rhonda Ahmad.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than described above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent (5%) or more of our common stock, or family members of such persons in the prior two (2) years.

On April 13, 2022, as a result of the Reorganization, we issued 88,463,156 shares of our common stock to Babar Ali Syed, the Chief Executive Officer of WorldCALL Public, Director of WorldCall Private and Director of FZC, representing 63.30% of the outstanding shares, and 28,445,122 shares of our common stock to Muhammed Azhar Saeed, the Director of WorldCALL Public, Chief Financial Officer and Director of Worldcall Private and Director of FZC, representing 20.04% of the outstanding shares.

Other Directorships

None of our other officers and directors are directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest

Our Chief Executive Officer, President, and Director, Dana Green devotes his full time to our business under the terms of his employment contract. Dean Christenson is our corporate secretary and he devotes 4 hours per week to our business.

Our only other executive officer, Dean Christenson, our corporate secretary is not obligated to commit his full time and attention to our business; accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Dean Christenson only devotes 16 hours each month to our business and is not contractually required to devote full time services to us. In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;
■	the opportunity is within the corporation’s line of business; and
■	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Corporate Governance and Director Independence

Our Board of Directors has 4 directors, Dana Green, Charles J Bartolotta, James A Gibbons and Mehmet Ulema. Our 55.2% subsidiary WorldCALL Public has 7 directors, Muhammad Shoaib, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, Faisal Ahmed, Mansoor Ali and Tariq Hasan. Our 100% subsidiary Worldcall Private has 3 directors, Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali. Our 100% subsidiary FZC has 2 directors, Babar Ali Syed and Muhammad Azhar Saeed.

On December 14, 2021, each of our directors, Dana Green, Charles J Bartolotta, James A Gibbons, and Mehmet Ulema, were awarded options to purchase 1,000,000 shares of Common Stock for services rendered. We valued these options at $0.0001 per option or an aggregate of $100.

We have not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of the determining independence. Therefore, none of our current Board members are independent.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2022	December 31, 2021
	US$	US$
Audit Fees	25,000	25,000
Audit Related Fees	5,000
Tax Fees
All Other Fees	28,500	8,000
Total	58,500	33,000

Our board of directors pre-approves all services provided by our independent auditors. All the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence

PART IV

Item 15. Exhibits and Financial Statements

(a)     Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation dated December 12, 2017
3.2	Amendment to Articles of Incorporation dated July 01, 2018
3.3	Amendment to Articles of Incorporation dated August 27, 2020
3.4	Articles of Merger dated March 02, 2022
3.5	Amendment to Articles of Incorporation dated March 23, 2022
3.6	By-Laws
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023
10.2	Employment Agreement between WorldCALL Public and Babar Ali Syed
10.3	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed
10.4	Employment Agreement between WorldCALL Public and Mansoor Ali
10.5	Lease agreement between Company and SatView Broadband Limited dated June 01, 2022
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021
10.7	Lease Agreement between WorldCALL Public and WorldCALL Private dated February 01, 2022
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11,2018
10.17	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020
21	Subsidiaries of the Registrant
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: March 30, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlobalTech Corporation (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Material uncertainty relating to going concern

A subsidiary of the Company, WorldCall Telecom Limited, has incurred loss after taxation of $7.16 million for the year ended December 31, 2022, and having accumulated losses amounting to $69.48 million as on that date. These conditions, along with the other factors like declining revenue and contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the subsidiary’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. Our opinion is not qualified in respect of this matter.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment- Foreign Subsidiaries Reporting Unit.

As described further in Note 2 of the consolidated financial statements, the Company performed a goodwill impairment assessment as of December 31, 2022, the date of its annual impairment test, on three of its reporting units, Foreign Subsidiaries (FS). We identified the Company’s goodwill impairment assessment over the FS reporting units as a critical audit matter.

The principal considerations for our determination that goodwill impairment assessment is a critical audit matter are the significant management estimates and judgements related to forecasts of expected future cash flows required to estimate the FS’s fair value. Management’s significant estimates and judgements include the determination of the discount rate, revenue growth rates, operating margins, and long-term growth rate. Auditing these estimates requires a high degree of auditor judgement, including the use of professionals with specialized skills and knowledge.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

•	We assessed the design and implementation of management controls around the determination of inputs used in the quantitative impairment test.

•	We assessed management’s ability to forecast by comparing historical projections to actual results and comparing current forecasted projections to historical trends, industry data, and underlying business strategies.

•	We evaluated managements revenue growth rates, operating margins, and cash flows for consistency with relevant historical data, recent changes in the business, and external industry data and forecasts.

•	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies, inputs, and assumptions utilized by management, including the long-term growth rate and discount rate.

•	We performed sensitivity analyses on the long-term growth rate and discount rate used to evaluate the impact that changes in these assumptions have on management’s conclusion.

/s/ CROWE HUSSAIN CHAUDHURY & CO. (CHARTERED ACCOUNTANTS)

PCOAB No. 1865

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Dated: 30 March 2023

GLOBALTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$756,231	$584,498
Restricted cash	2,364,341	3,086,091
Accounts receivable - net	3,302,580	766,103
Short term investments	171,529	314,816
Prepayments	14,839	18,492
Stores and spares	1,066,725	1,324,225
Loans and advances	3,668,905	5,470,584
Other receivables	1,178,698	1,227,757
Total current assets	12,523,848	12,792,566
Property, plant and equipment	23,715,533	32,242,824
Operating lease right-of-use assets	707,991	1,346,359
Intangible assets - net	15,486,688	23,560,380
Long term loans and other assets	3,637,739	5,726,686
Deferred tax asset	11,065,173	15,933,252
Goodwill	23,608,737	23,608,737
TOTAL ASSETS	$90,745,709	$115,210,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$28,027,230	$33,754,364
Current portion of non-current liabilities	5,267,245	4,717,445
Accrued interest	2,041,753	4,698,773
Short term borrowings	1,531,718	4,096,794
Provision for taxation - net	1,678,731	1,928,262
Total current liabilities	38,546,677	49,195,638
Term finance certificates	4,042,807	7,920,581
Long term financing - secured	1,376,205	1,090,537
Long term deposits and payable	1,807,353	2,135,272
License fee payable	200,586	254,732
Operating lease liability	955,681	1,955,414
Other payables	1,866,732	3,313,463
TOTAL LIABILITIES	$48,796,041	$65,865,637
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES

SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2022 and December 31, 2021 and issued 139,763,391 and 139,763,391 shares at December 31, 2022 and December 31, 2021.	13,976	13,976
Additional paid in capital	37,524,936	37,524,936
Accumulated other comprehensive income	(769,359)	1,210,552
Non - controlling interest	20,227,413	18,785,612
Accumulated deficit	(19,111,013)	(12,253,623)
TOTAL SHAREHOLDERS’ EQUITY	41,949,668	49,345,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,745,709	$115,210,803

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
NET REVENUE	$11,620,515	$12,455,655
Direct operating costs	(9,148,232)	(10,621,191)
Other operating costs	(2,452,400)	(2,459,538)
Depreciation and amortization	(4,520,814)	(5,126,044)
Other expenses	(6,557,371)	(1,896,000)
OPERATING LOSS	(11,058,302)	(7,647,118)
OTHER:
Other income - net	678,575	9,032,291
Finance cost	(1,820,606)	(1,775,497)
(LOSS) INCOME BEFORE TAXATION	(12,200,333)	(390,324)
Taxation	(222,475)	(215,117)
NET (LOSS) INCOME	$(12,422,808)	$(605,441)
NET (LOSS) INCOME ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(6,857,390)	2,694,523
Non - controlling interest (NCI)	(5,565,418)	(3,299,965)
	(12,422,808)	(605,441)

Net (loss) income per common share: basic and diluted - (a/b)	$(0.05)	$0.02
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,763,391	139,763,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,422,808)	$(605,441)
Adjustment for non-cash charges and other items:
Depreciation and amortization	4,520,814	5,126,044
Gain on disposal of tangible assets	(5,903)	(136,821)
Revenue from Indefeasible Right of Use ("IRU") agreement - net	-	(1,118,475)
Interest accretion on liabilities	1,555,583	1,498,135
Loss on disposal of inventory	-	166,201
Liabilities written back on settlement with parties	(258,131)	(562,755)
Reversal of provision on miscellaneous assets	-	(299,788)
Post employment benefits	40,647	241,493
Income on deposits, advances and savings accounts	(6,330)	(190,857)
Exchange loss on liabilities	5,740,713	61,889
Provision for doubtful debts and other receivables	741,238	1,640,574
Bargain purchase gain	-	(7,346,281)
Changes in operating assets and liabilities:
Stores and spares	257,499	151,975
Trade debts	(2,536,477)	4,239,635
Loans and advances	1,801,679	(865,275)
Prepayments	3,653	14,896
Other receivables	49,058	(320,367)
Trade and other payables	(5,727,134)	(1,505,971)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(327,919)	1,599,806
Other payables	(1,446,731)	(111,149)
Long term loans and other assets	2,088,946	46,733
Post employment benefits paid	(8,295)	(10,315)
Income on deposit and savings accounts	6,330	190,857
Lease rental payments	(146,668)	(260,911)
Finance cost paid	(1,446,003)	(469,859)
Income tax paid	(61,983)	(153,425)
Net cash (used in) generated from operating activities	(7,588,222)	1,020,548
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal ( payment on purchase) of property and equipment - net	(103,394)	35,045
Issuance of long term loan	-	(2,114,541)
Proceeds from the encashment of short term investments	183,061	519,523
Net cash generated from (used in) investing activities	79,668	(1,559,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	(389,187)	(156,478)
Repayment of long term financing	(293,795)	(89,735)
Short term borrowings - net	-	(1,165,089)
Net cash used in financing activities	(682,982)	(1,411,302)
Net Decrease in Cash and Cash Equivalents	(8,191,537)	(1,950,728)
Cash and Restricted Cash at the beginning of the year	3,670,589	3,636,417
Exchange effect	7,641,520	1,984,900
Cash and Restricted Cash at the End of the Year	$3,120,572	$3,670,589
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(61,983)	$(153,425)
Interest	$(1,446,003)	$(469,859)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021

NET LOSS	$(12,422,808)	$(605,441)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	56,121
Changes in fair value of financial assets through other comprehensive income	(3,168,316)	37,157
Foreign currency translation adjustment	(418,478)	(805,459)
Other Comprehensive (loss) income - net of tax	(3,586,794)	(712,181)

COMPREHENSIVE (LOSS) INCOME	(16,009,602)	(1,317,622)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(8,955,665)	2,277,897
Non - controlling interest (NCI)	(7,053,937)	(3,595,519)
	(16,009,602)	(1,317,622)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock		Dividend	Common Shares			Accumulated Other Comprehensive Income
Particulars	Shares	Amount	on Preferred Stock	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Non Controlling Interest	Accumulated Deficit	Total
Balance as at January 01, 2021	52,500	$2,978,090	$1,085,625	22,533,918	$2,253	$-	$(179,482)	$1,806,659	$1,627,177	$51,512,557	$(10,666,388)	$46,539,315
Net loss attributable for the year	-	-	-		-	-	-	-	-	(3,299,965)	2,694,523	(605,441)
Other comprehensive loss for the year - net of tax	-	-	-		-	-	54,568	(471,194)	(416,626)	(295,555)	-	(712,181)
Total comprehensive income for the perio - net of tax	-	-	-		-	-	54,568	(471,194)	(416,626)	(3,595,520)	2,694,523	(1,317,622)
Adjustments under business reorganization arrangement (note 1)				117,229,473	11,723	8,622,275			-		8,214,816	16,848,814
Adjustment relating to the Acquisitions (note 2)	-	-	-	-	-	28,902,661	-	-	-	-	-	28,902,661
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-	-		-	-	1,542,296	1,542,296
Translation and other adjustments duirng the year	-	-	-	-	-	-	-	-	-	(29,131,425)	(14,038,869)	(43,170,294)
Balance as at December 31, 2021	$52,500	$2,978,090	$1,085,625	$139,763,391	$13,976	$37,524,936	$(124,914)	$1,335,465	$1,210,551	$18,785,612	$(12,253,623)	$49,345,167

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$37,524,936	$(124,914)	$1,335,465	$1,210,551	$18,785,612	$(12,253,623)	$49,345,167
Net loss attributable for the year	-	-	-	-	-	-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the perio - net of tax	-	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Translation adjustment	-	-	-	-	-	-	-	-	-	8,614,103	-	8,614,103
Balance as at December 31, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$37,524,936	$(1,873,824)	$1,104,465	$(769,359)	$20,227,413	$(19,111,013)	$41,949,668

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, and 2021

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (“The Company”) is a Nevada Corporation, incorporated with name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company Changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in a following paragraph, GlobalTech Corporation is a broadband company and provides broadband services.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties, business and goodwill of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”). This requirement was subsequently amended to change name to GlobalTech Corporation

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 16, 2022 Merger and Reorganization Agreement was amended to June 30, 2023 for trading to commence. As of the filing of this amendment trading of shares has not commenced. The Company has applied for and received a Cusip number and are in the process of applying for a symbol.

1.1. Legal Subsidiaries

1.1.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through associates in aggregate 55.2% of shares and control in WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on Pakistan Stock Exchange. WTL commenced its operations on December 01, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and to establish, maintain and operate the licensed telephony services. The Group has been licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office cum principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

1.1.2. WorldCall Services (Pvt) Limited

WorldCall Services (Private) Limited (“WSL”), a wholly owned subsidiary of the Company, was incorporated on October 05, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now Companies Act 2017. The objects of WSL include, but not limited to carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.1.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on 24 Aug 2016 and commenced operations thereon.

1.1.4. Rout 1 Digital (Pvt) Limited

Route 1 Digital is a private limited company, a wholly owned subsidiary of Worldcall Telecom Limited, incorporated under the Companies Ordinance 1984 (now Companies Act 2017) on December 21, 2016. The primary business is to carry out the business of all transport services, sharing motor vehicle transportation with another or others, and consultancy in the field of information technology, software development and all activities ancillary thereto. The registered office of the Company is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation— We have prepared consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL and Rout 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Revenue Recognition — We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations.

We derive revenue from six primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, and (6) Advertisement Services. All our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when we satisfy a performance obligation.

Payment of invoices is due as specified in the underlying customer agreement, typically advance payments to 30 days from the invoice date, which occurs on the date of transfer of control of the services to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component. The Company’s revenue arrangements generally do not include a general right of refund for services provide.

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to client, annual PTA fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $0.65 million and $0.89 million of payroll costs for the years ended December 31, 2022 and 2021, respectively.

Other Operating Costs —Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $1 million and $1.1 million of payroll costs for the years ended December 31, 2022 and 2021, respectively.

Business Combinations— The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint and utilizes data such as discounted cash flow analysis and replacement cost models. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows, discount rates, and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The Plan and Agreement of Reorganization (as disclosed in note 1) has been accounted for as a reverse acquisition where EBI is a legal acquirer (the accounting acquiree) and WHI; is a legal acquiree (the accounting acquirer). The fair value of WHI’s shares was reliably measured using net assets fair value. The fair value of WHI’s net assets was reliably measured using net assets fair value and is calculated as $48,925,986. The number of outstanding ordinary shares of WHI is 200,000. The fair value of each ordinary share is calculated as $244.63.

In accordance with ASC 805-40, the fair value of the consideration effectively transferred has been calculated using the number of WHI’s shares that would have been issued to the shareholders of EBI on the acquisition date to give EBI’s shareholders an equivalent ownership interest in WHI as it has in the Company. The corresponding adjustment has also been separately disclosed in the consolidated statement of changes in equity on page F-7.

Income Taxes— Income tax expense includes U.S., Pakistan and other international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term.

Fair Value Measurements — ASC 820, Fair Value Measurement, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company follows a fair value measurement hierarchy to measure financial instruments. The fair value of the Company’s financial instruments is measured using inputs from the three levels of the fair value hierarchy as follows:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, restricted cash, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and other payables. Due to the short-term nature of these financial instruments and that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value.

Accounts Receivable - net — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable.

Property, Plant, and Equipment — Tangible assets classified as property, plant, and equipment are stated at cost less accumulated depreciation and any identified impairment loss. Additions are stated at cost less accumulated depreciation and any identified impairment loss. Cost in relation to self-constructed assets includes the direct cost of material, labor, and other allocable expenses.

Depreciation on owned assets is charged to the statement of profit or loss account on the straight-line method to write off the cost or revalued amount of an asset over its estimated useful life.

Depreciation on additions is charged from the month in which the assets are available for use while no depreciation is charged in the month in which the assets are disposed of.

The depreciation method, residual value, and useful lives of assets are reviewed at least at each financial year end and adjusted if the impact on depreciation is significant.

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

The gain or loss on disposal of an asset represented by the difference between the sale proceeds and the carrying amount of the asset is recognized as an income or expense.

Loans and advances — Loans to employees are provided as per the Company’s policies and are secured against their gratuity and are adjusted against the provision of adjustments.

Advances to vendors are provided for provision of goods and services and they are secured either by a security deposit or a legally enforceable right to recover.

Loans and advances are carried at fair value through profit or loss and are initially recognized at fair value and transaction costs are expensed in the statement of profit or loss account. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value on a recurring basis. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

Long term loans and other assets — Loans and other assets including deposits are provided to different parties and vendors which are recoverable either through a security deposit or a legally enforceable right.

These assets are carried at fair value through profit or loss and are initially recognized at fair value and transaction costs are expensed in the statement of profit or loss account. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value on a recurring basis. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. No impairment charges were recorded during the years ended December 31, 2022, and 2021.

 Intangible Assets — Intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The recoverability of intangible assets is evaluated periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2022, and 2021.

Leases — We account for lease arrangements in accordance with ASC 842, Leases. An arrangement is determined as a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

Earnings Per Share — The company calculates earnings per share in accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings Per Share.” Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts that are potentially dilutive were exercised or converted into common stock.

The company presents both basic and diluted EPS on the face of the income statement. The company also provides a reconciliation of the numerator and denominator used in the EPS calculations in the footnotes to the financial statements, in case of any change occurred during the year.

Diluted EPS is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding, adjusted for the effects of all dilutive potential ordinary shares.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 226.90 and Rs.178.67 as on December 31, 2022 and 2021, respectively.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) fair value of identifiable tangible and intangible assets, including determination of expected useful life, (5) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company has recognized its impact in the prior period as a result of early adoption and credit losses amounting to approximately $0.741 million has been recognized in the consolidated financial statements of the current reporting period.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are not required to be implemented until 2021 for public entities. The Company adopted this guidance effective January 1, 2021. There was no impact on the consolidated financial statements as a result of this standard.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments are not required to be implemented until 2022 for public entities. There was no impact on the consolidated financial statements as a result of this standard.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. The Company determined that this update will not have a significant impact on the consolidated financial statements.

3. ACQUISITIONS

	Ferret	WSL	Rout 1 Digital	WTL
Date of acquisition(s)	30-Nov-2021	30-Nov-2021	20-Apr-2018	18-Oct-2017
Property and equipment	-	30,983	23,110	26,760,395
Intangible assets	-	-	1,231	10,663,924
Deferred tax	-	-	-	9,606,098
Long term receivables	-	-	-	261,485
Long term loans	16,576,630	2,987,911	-	11,386
Long term investments	5,849,298	5,197,957	-	-
Long term deposits	-	-	-	161,854
Receivable from associates	-	7,216,311	-	-
Trade and other receivables	59,581	411,002	465	3,659,977
Advances, deposits and prepayments	-	-	-	2,359,996
Short term investment	4,875,764	10,679	-	358,212
Cash and bank balances	375,600	20,753	3,912	144,219
Total assets	27,736,873	15,875,596	28,718	53,987,546
Net liabilities	(1,747,869)	(16,888,829)	(8,026)	(65,195,833)
Net assets	$25,989,004	$(1,013,233)	$20,692	$(11,208,287)
Purchase price	$18,642,723	$10,259,938	$279,846	$427,358
(Bargain purchase gain)/Goodwill	$(7,346,281)	$11,273,171	$259,154	$11,635,645

As on November 30, 2021, WHI entered into a shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i). all of the issued and outstanding capital stock of Ferret, and (ii) all of the Ferret assets and liabilities that were used in business. Whereby, WHI delivered its 100,000 shares valued at the aggregate fair value of $18,642,723 as a purchase consideration.

As on November 30, 2021, WHI entered into a shares swap agreement with the shareholders of WSL, a Pakistan-based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in business. Whereby, WHI delivered its 100,000 shares valued at the aggregate fair value of $10,259,938 as a purchase consideration.

This bargain purchase gains of approximately $7.3 million is primarily due to the fair value of the assets acquired exceeding the liabilities assumed, influenced by factors such as strategic placement of Worldcall Fiber Network, skilled workforce, and synergies. Favorable market conditions, including increased demand for acquired products and services, also impacted the gain. We believe the gain reflects asset value and potential and aligns with our strategic objectives.

Under the acquisition method of accounting, the Company estimated the fair values of the long term assets. The tangible and intangible long‑lived assets were recorded at their estimated fair values, which approximates their carrying value.

4. CASH AND BANK

	December 31,
	2022	2021
Cash at bank
Current accounts	$182,270	$214,282
Savings accounts	112,438	98,391
	294,708	312,673
Cash in hand	461,324	266,228
Pay orders in hand	200	5,597
	$756,232	$584,498

5. RESTRICTED CASH

	December 31,
	2022	2021
Deposit in escrow account	$2,061,124	$2,719,102
Margin and other deposits	303,217	366,989
	$2,364,341	$3,086,091

Deposits in escrow account: It represents balance in savings accounts accumulated in Escrow Account. The telecom operators challenged the legality of Access Promotion Contribution (APC) for Universal Service Fund (USF), as levied by Pakistan Telecommunication Authority (“PTA”) in 2009, and the dispute was finally decided by the honorable Supreme Court in December 2015. During pendency of the court proceedings, International Clearing House (ICH) agreement was signed in 2012, whereby it was decided that regular contributions for APC, based on each operator’s share under the ICH agreement, shall be made by LDI operators in an Escrow Account.

The formation of ICH was declared anti-competitive by the Competition Commission of Pakistan, and resultantly PTA issued a policy directive in June 2014 terminating ICH arrangement. Some operators challenged this termination and obtained interim relief from Sindh High Court and Lahore High Court. However, Supreme Court adjudicated the matter in February 2015 in favor of termination of ICH, and pursuant upon this, PTA issued its notification of termination of ICH arrangement. As of now, the mechanism of the adjustment of the amount available in Escrow Account remains to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $88,144 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2022	2021
Considered good - unsecured	$3,302,580	$766,103
Considered doubtful - unsecured	2,174,759	1,435,077
	5,477,339	2,201,180
Less: Provision for expected credit losss	(2,174,759)	(1,435,077)
	$3,302,580	$766,103

Provision for expected credit losses has been approximately $739,000 and $1,435,000 for the year ended December 31, 2022 and 2021, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2022	2021
Operating fixed assets	$23,658,654	$32,136,588
Capital work-in-progress	56,880	106,236
	$23,715,533	$32,242,824
Operating fixed assets
Building on freehold land	$429,705	$545,699
Freehold land	225,729	310,684
Leasehold improvements	806,713	1,024,476
Plant and equipment	36,335,401	46,189,471
Office equipment	458,815	582,667
Vehicles	135,200	171,696
Computers	785,610	997,677
Furniture and fixtures	149,969	190,451
Laboratory and other equipment	94,687	120,247
	39,421,829	50,133,068
Less: Accumulated depreciation	(15,763,175)	(17,996,480)
	$23,658,654	$32,136,588

Useful life of operating fixed assets is ranging between 5 years to over 20 years. Details of all major additions and disposals have been provided in following paragraphs. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

Details of additions being made during the year ended 31 December 2022 and 2021, are as under:

	December 31,
	2022	2021
Leasehold improvements	$39,934	$95,316
Plant and equipment	63,253	128,925
Office equipment	6,470	20,224
Furniture and fixtures	4,399	3,425
Computers	9,179	8,955
	$123,235	$256,845

Details of disposals being made during the year ended 31 December 2022 and 2021, are as under:

	December 31,
	2022	2021
Leasehold improvements	$603,500	$684,267
Office equipment	-	6,532
Computers	381	4,063
	$603,881	$694,862

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2022 and 2021. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rates, which are derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates. Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense.

Break down of operating lease expense:

	Year Ended
	December 31,
	2022	2021
Operating lease cost	$468,628	$459,329
Short term lease cost	29,637	147,902
	$498,265	$607,231

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Operating leases
Operating lease ROU assets, net	$707,991	$1,346,359

Current operating lease liabilities	418,607	669,670
Non-Current operating lease liabilities	955,681	1,955,414
	$1,374,288	$2,625,084

Operating leases
ROU Assets	1,346,359	1,465,702
Asset lease expense	(318,297)	(210,066)
Foreign exchange (gain) loss	(320,071)	90,723
ROU Assets - net	$707,991	$1,346,359

Weighted average remaining lease term (in years):
Operating leases	7.92	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$146,668	$260,911

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$920,742

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023	$418,607
2024	194,261
2025	187,990
2026	259,563
2027	289,420
Thereafter	772,042
Total lease payments	$2,121,883
Less: imputed interest	$(747,595)
Total lease obligations	$1,374,288
Less: current obligations	$418,607
Long-term lease obligations	$955,681

9. INTANGIBLE ASSETS – NET

	Licenses	Patents and copyrights	IRU - media cost	Softwares	Total

COST
Balance as at January 01, 2021	$4,636,199	$29,848	$28,966,216	$63,133	$33,695,397
Additions during the year	-	-	1,118,419	-	1,118,419
Elimination of cost on retirement of assets	-	-	-	-	-
Balance as at December 31, 2021	$4,636,199	$29,848	$30,084,636	$63,133	$34,813,816

Balance as on January 01, 2022	$4,636,199	$29,848	$30,084,636	$63,133	$34,813,816
Additions during the year	-	-	-	-	-
Exchange adjustment			(7,377,881)		(7,377,881)
Balance as at December 31, 2022	$4,636,199	$29,848	$22,706,755	$63,133	$27,435,935

ACCUMULATED AMORTIZATION
Balance as at January 01, 2021	$2,668,457	$29,848	$5,797,627	$63,133	$8,559,065
Accumulated amortization on retirement of assets	-	-	-	-	-
Amortization for the year	1,072,752	-	1,621,618	-	2,694,370
Balance as at December 31, 2021	$3,741,209	$29,848	$7,419,245	$63,133	$11,253,436

Balance as on January 01, 2022	$3,741,209	$29,848	$7,419,245	$63,133	$11,253,436
Amortization for the year	894,989	-	1,377,861	-	2,272,850
Exchange adjustment			(1,577,039)		(1,577,039)
Balance as at December 31, 2022	$4,636,198	$29,848	$7,220,067	$63,133	$11,949,247

Net book value as at December 31, 2021	$894,990	$-	$22,665,390	$-	$23,560,380

Net book value as at December 31, 2022	$1	$-	$15,486,688	$-	$15,486,688

Annual amortization rate (%)	5 to 20	10	7	20

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $2.3 million and $2.7 million has been recognized during the year ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2023	$1,913,472
2024	1,564,091
2025	1,544,155
2026	1,271,553
2026	1,272,027
Thereafter	7,921,389
$15,486,688

10. TRADE AND OTHER PAYABLES

	December 31,
	2022	2021
Trade creditors	$11,634,923	$12,554,031
Accrued and other liabilities	4,961,552	6,705,269
Payable to PTA against APC charges	7,784,002	9,885,208
Payable against long term investment	193,918	246,264
Contract liabilities	2,541,600	3,196,597
Withholding taxes payable	297,868	285,840
Sales tax payable	458,515	684,502
Security deposits	154,852	196,653
	$28,027,230	$33,754,364

Trade creditors: This includes payable to PTA amounting to $2.539 million and $3.16 million as on 31 December 2022 and 31 December 2021, respectively. Out of this $2.264 million (2020: $2.782 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.08 million and $0.101 million as on 31 December 2022 and 31 December 2021, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	December 31,
	2022	2021
Term finance certificates	$2,463,737	$2,417,955
Mark-up payable on TFCs	1,422,080	1,416,578
Long term financing	962,825	213,242
Lease liabilities	418,607	669,670
	$5,267,249	$4,717,445

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	December 31,
	2022	2021
Short term borrowings	$219,329	$1,745,289
Term finance certificates	1,760,145	1,250,546
Long term financing	62,283	1,702,938
	$2,041,758	$4,698,773

13. SHORT TERM BORROWINGS

	December 31,
	2022	2021
Line of credit facility -commercial banks	$202,541	$1,983,159
Line of credit facility - others	1,329,177	2,113,635
	$1,531,718	$4,096,794

Line of credit facility – commercial banks:

During the year ended 31 December 2022, Company restructured one of its line of credit facility with Bank Islami Limited amounting $1.369 million which is transferred to long term financing due to restructuring for detail refer Note 17.

Line of credit facilities available from commercial banks under interest arrangements amounting to $0.14 million and $1.524 million, as on 31 December 2022 and 31 December 2021, respectively. These facilities are available at interest rate from 1 month to 3 months KIBOR (Karachi Interbank Offered Rate) plus 1.5% to 2.5% per annum (31 December 2021: 1 month to 3 months KIBOR plus 1.5% to 2.5% per annum), payable quarterly, on the balance outstanding. The mark up charged during the year on outstanding balances ranged from 11.94% to 17.60% (31 December 2020: 8.79% to 11.51%) per annum, effectively. The Company is in negotiation with Banks for roll over of these facilities.

As on 31 December 2022 and 2021, the Company had no available yet-to-be-drawn available / committed borrowing facilities.

This credit facility with commercial banks are secured against first pair passu hypothecation charge on all present and future current and fixed assets excluding building, Wireless Local Loop (“WLL”)/Long Distance and International (“LDI”) receivables, first joint pari passu hypothecation charge over all present and future current and fixed assets of the Company with security margin over the facility amount, pledge of shares of listed companies in Central Depository Company (“CDC”) account of the Company, lien over cash deposit of $0.152 million first exclusive assignment of all present and future receivables of LDI business arm of the Company, collection accounts with Bank for routing of LDI receivables, counter guarantee of the Company, equitable mortgage over the property of office # 302, 303, 304, 3rd Floor, the Plaza on Plot # G-7, Block-9, KDA Scheme # 5, Kehkashan Clifton, Karachi and equitable mortgage over the property of office # 07, 08, 09 situated on 1st Floor, Ali Tower, MM Alam Road, Gulberg III.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	December 31,
	2022	2021
Loan from other parties	$96,108	$853,030
Loan from related party	263,479	21,451
Loan from Elahi Group of Companies	969,590	1,239,154
	$1,329,177	$2,113,635

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detail mentioned below.

	December 31,
	2022	2021
HTS Tel Communication	$68,747	$62,580
TLT Communication	3,973	19,457
Wisdom Information Technology Solution	23,388	596,176
Others	-	174,817
	$96,108	$853,030

 Loan from related party: This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

14. TERM FINANCE CERTIFICATES (TFCs)

	December 31,
	2022	2021
Opening balance	$7,847,937	$8,004,415
Repayments	(389,187)	(156,478)
	7,458,750	7,847,937
Current portion	(2,463,737)	(2,417,955)
	4,995,013	5,429,982
Add: Deferred markup - net	(952,205)	2,490,599
Closing balance	$4,042,808	$7,920,581

Term finance certificates (TFCs) have a face value of USD 22.03 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2021: six-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the year ended 31 December 2022, on the outstanding balance ranged from 8.76% to 17.10% (31 December 2021: 8.30% to 8.84%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs has been rescheduled in December 2012 and then on April 03, 2015. During the year ended 31 December 2018, third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustees and the Company.

In accordance with the 3rd Supplemental Trust Deed executed during the year ended 31 December 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in interest of 0.60% i.e. revised interest rate of six months average KIBOR + 1%. The outstanding interest payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and shall be paid from March 20, 2021 in quarterly instalments. 50% of the interest accrued for the period between December 20, 2018, to December 20, 2020, shall be paid on regular quarterly basis commencing from March 20, 2019, and the remaining 50% shall be deferred and paid from March 20, 2021. Interest deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million sponsor’s shares were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019. The pledged shares have not been released in proportion to the payments made during the year.

During the year due to non-payment of due instalments, Trustee enforced the letter of pledge and called 128.2 million shares from sponsors account out of which 13.6 million shares were sold for approximately $0.26 million ($0.16 million settled against principal and $0.10 million against accrued interest) during the year. After sale remaining number of shares held by trustees and pledged are 161.3 million shares.

The Company has not paid due quarterly installments of June 2019 to December 2021 amounting USD 2.027 million. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

These TFCs are secured against first pair passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	December 31,
	2022	2021
Bank Islami Limited	$400,847	$554,296
Allied Bank Limited	288,074	536,241
Askari Bank Limited	687,285	-
	$1,376,206	$1,090,537

Breakdown of long-term financing is as under:

	Bank Islami Limited	Allied Bank Limited	Askari Bank Limited	Total

Opening balance as on 01 January 2021	$-	$569,086	$-	$569,086
Transfer from running finance	455,074	-	-	455,074
Repayments	-	(89,735)	-	(89,735)
Closing balance as on 31 December 2021	455,074	479,351	-	934,424
Less: Current portion	(101,125)	(112,117)	-	(213,242)
	353,949	367,233	-	721,182
Add: Deferred interest	257,542	198,585	-	456,127
Less: Discounting of deferred interest	(57,195)	(29,578)	-	(86,773)
	200,347	169,007	-	369,354
	$554,296	$536,241	$-	$1,090,536

Opening balance as on 01 January 2022	$455,074	$479,351	$-	$934,424
Transfer from running finance	-	-	1,368,651	-
Repayments	(121,199)	(75,637)	(96,959)	(196,836)
Closing balance as on 31 December 2022	333,875	403,714	1,271,692	2,009,281
Less: Current portion	(38,065)	(135,659)	(789,101)	(173,724)
	295,810	268,056	482,592	1,046,458
Add: Deferred interest	264,038	244,795	270,793	779,627
Less: Discounting of deferred interest	(50,582)	(26,244)	(73,958)	(150,785)
	213,456	218,551	196,835	628,842
Translation loss (gain)	(108,419)	(198,533)	7,858	(299,094)
	$400,847	$288,074	$687,285	$1,376,206

Reconciliation of deferred interest is as follows:

Opening balance	$-	$159,496	$-	$159,496
Add: Interest deferred during the year	257,542	39,089	-	296,631
Closing balance as on 31 December 2021	$257,542	$198,585	$-	456,127
Opening balance as on 01 January 2022	257,542	198,585	-	456,127
Add: Interest deferred during the year	6,496	46,210	270,793	323,500
Closing balance as on 31 December 2022	$264,038	$244,795	$270,793	$779,627

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on September 30, 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 8.14% to 8.63% (2020: 8.14% to 8.63%) per annum. The facility is secured against 1st joint pari-passu charge on present and future current and fixed assets excluding building of the Company for $2.35 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on 12th January 2021. Principal will be repaid in 54 stepped up monthly installments started from January 2022 till June 2026. Interest will be accrued and will be serviced in 24 equal monthly instalments, starting from July 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% & Capping 17%). The interest charged during the year on the outstanding balance ranged from 7.5% to 7.67% per annum. The facility is secured against 1st joint pari-passu charge on present and future current and fixed assets excluding land & the building & licenses/receivable of LDI & WLL) of the Company for $3.88 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.15 million and various personal properties of Directors.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short-term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective markup rate applicable will be 1Month KIBOR + 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 13.56% to 14.61%. The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh, Pakistan.

16. LINCENSE FEE PAYABLE

	December 31,
	2022	2021
License fee payable	$200,586	$254,732
	$200,586	$254,732

This represents the balance amount of the license fee payable to the Pakistan Telecommunication Authority (PTA) for WLL licenses. The Company had filed an application with PTA for a grant of moratorium overpayment of balance amount of WLL license. However, PTA rejected the Company’s application and demanded its payment. Being aggrieved by this, the Company filed an appeal before Islamabad High Court (“IHC”) against PTA’s order. Meanwhile, the Ministry of Information Technology (“Ministry”) through its letter dated August 30, 2011, allowed the operators, the staggering for settlement of Access Promotion Contribution (“APC”) and Initial Spectrum Fee (“ISF”) dues and required PTA to submit an installment plan for this purpose after consultations with the operators. In respect of an appeal filed by the Company, IHC took notice of the Ministry’s letter and directed PTA through its order dated January 20, 2015, to expeditiously proceed with the preparation and submission of the said installment plan. As of this date, no such installment plan has been submitted by PTA.

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz. PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full till 2024. Through said decision PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company, The WLL License provides for such eventuality that when frequency spectrum is withdrawn, the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

As a consequence of above, during last year the outstanding liability for 1900 MHz was reduced to zero on the basis that 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for 450MHz frequency spectrum was reduced on pro-rata after withdrawal. Owing to these circumstances, the management does not expect the liability to materialize fully in the near future.

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaries (“The Group”) has a dispute of approximately $0.32 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.21 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.47 million (2021: $1.87 million) on account of difference in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

WHI and its subsidiaries (“The Group”) has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $23.36 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $7.78 million along with default surcharge thereon amounting to approximately $7.29 million as of July 31, 2016, vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to approximately $1.54 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised demand amounting to approximately $0.13 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Company maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2013 along with late payment charges amounting in total to approximately $0.24 million. The Group has assailed the order before Honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honorable High Court on March 21, 2018 and it was held that PTA’s decision was appealable before PTA. Same was also upheld by the Honorable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Group. Subsequent to year end appeal against PTA’s order has been filled before the next judicial forum on January 12, 2021. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $21.79 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

The said restraining order was dismissed by the learned single judge through a consolidated order dated July 27, 2018. The said order has been challenged by the Group before the Divisional Bench of the High Court on August 13, 2018 in High Court Appeal No. 222 of 2018. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements.

PTA has raised demand amounting to approximately $0.08 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount approximately of $11.67 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by approximately $4.57 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management the ISF for 3.5 GHz and 479 MHz is already fully paid till 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450Mhz frequency spectrum be reduced on pro-rata after withdrawal. Corresponding assets has also been retired. For detail refer note 17.

The Group has filed an appeal with Islamabad High Court on January 12, 2021 against said decision of PTA on similar lines as explained above and the Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of approximately $0.28 million on February 7, 2020, due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of approximately $0.14 million already recognized in the financial statements and late payment charges amounting to approximately $0.14 million. The Group has not received any notice from the Revenue department. The Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of approximately $1.54 million in respect of fine and loss of approximately $2.34 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA.

PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of approximately $0.53 million along with late payment charges. The Group has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA determined the demand amounting to approximately $0.98 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.18 million which was complied by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $7.2 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

 Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s WorldCall Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.292 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.37 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $3.44 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.92 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $4.67 million (including default surcharge of approximately $1.44 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $4.2 million (including default surcharge of approximately $1.36 million). Such reassessment order was assailed by the Group in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.22 million and curtailment of losses by approximately $25.92 million. The said demand was curtailed to approximately $0.03 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Group for super tax for the tax year 2018 amounting to approximately $0.19 million. The chargeability has been challenged by the Group through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.74 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honorable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding approximately $1.85 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $5.32 million (December 31, 2020: $6.75 million) has not been made in these financial statements.

Other matters

One of the Group’s vendor has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.10 million however the claim is inflated to $0.43 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said vendor will materialize.

One of the Group’s vendor has filed petition on November 21, 2014 before LHC. The vendor has claim of approximately $0.954 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming approximately $1.39 million under the same contract against which the vendor has claimed its dues. The Group had to deposit an amount of approximately $0.1 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s vendor and its allied international identities (referred to as vendors) filed winding up petition dated October 16, 2017, before LHC and claim of approximately $0.29 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.3 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The vendors have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group has already filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before Civil Court, Lahore for recovery of $6.61 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group has also filed another suit before Civil Court, Lahore for recovery of approximately $6.61 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said vendors will materialize.

The Group acquired the Indefeasible Right to Use (“IRU”) of media and related Operations and Maintenance Services (“O&M”) from one of the Group’s vendors through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Group and other deliverables under the IRU agreement shall be mutually agreed by June 30, 2016. However, the vendor illegally and violating the terms of the Agreement disconnected its services to the Group and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to $7.03 million equivalent to approximately $4.8 million along with interest @ 15% amounting to $1.58 million equivalent to approximately $1.08 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

The management believes that vendor’s claim is invalid since it relates to the un-utilized future period and for the media which has never been provisioned as required under the Agreement and the vendor is/was under contractual obligation to provide (media) to the Group. That, a net sum of approximately $2.98 million is due and payable by Vendor to the Group, in respect of reimbursement and refund obligation under and pursuant to the IRU Contract. The net sum is calculated on the basis of actual utilization of the capacity calculated on pro rata basis hence the Group was/is entitled to and Vendor was/is liable to refund approximately $2.98 million within 90 days of the termination of the IRU instead of claiming approximately $7.03 million. The subject media / services have never been provisioned therefore the Vendor is not entitled to claim any amount for media or services. As the Group holds an indefeasible right to use the vendor’s media for the contract duration of 15 years, early and unilateral termination of services by vendor, amounts to a breach.

Under these circumstances, the Group under the express contractual rights have claimed the amounts pertaining to (i) media which has yet not been delivered, and (ii) un-utilized future period on a pro-rata basis, as required under the terms and conditions of the Agreement. Moreover, the Vendor is also liable to make payments to the Group on account of different services received from the Group. The Group has filed an application before SHC in January 2017 under section 34 of the Arbitration Act, 1940 to refer the matter to Arbitrator as per the dispute resolution mechanism provided in the agreement dated 2011.

During 2019, the supplier has signed an MoU with the Group undertaking to withdraw all legal cases which has completed in August 2022 and both parties have withdrawn their respective cases.

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.49 million. Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

Contingency relating to the Plan and Agreement of Reorganization

As per ASC 450, the Company has determined that it is not possible to reasonably estimate the right of WHI shareholders to return the shares issued in the Plan and Agreement of Reorganization outlined in note 1 of these consolidated financial statements. However, the Company has received a CUSIP number and is currently in the process of applying for a trading symbol with the Financial Industry Regulatory Authority (“FINRA”). Management is confident that trading on OTC markets will be possible once a trading symbol is obtained.

18. PREFERRED STOCKS

	December 31,
	2022	2021
Value of preferred stocks	$2,978,090	$2,978,090
Number of preferred stocks	52,500	52,500

These preference shares are US Dollars denominated, non-voting, cumulative and convertible preference shares (“CPS”, or “preference shares”) having a face value of USD 100 each. Number of preferred stocks issued and outstanding remain the same during the years ended 31 December 2022 and 2021.

These preference shares are issued by WorldCall Telecom Limited (“WTL”) to Oman Telecommunications Company (S.A.O.G) on 25 July 2013. These are non-voting, cumulative and convertible preference shares (“CPS”, or “preference shares”) having a face value of USD 100 each.

The conversion option is exercisable by the holder at any time after 1st anniversary of the issue. Initially, CPS were to be mandatorily converted to ordinary shares upon culmination of 5th anniversary, later mandatory conversion date is extended till December 31, 2024. CPS shall be converted at the conversion ratio defined in the agreement at 10% discount on share price after first anniversary and thereby increased by 10% additional discount for each completed year of anniversary.

CPS holders are entitled to non-cash dividend which shall be calculated @ 5.9% per annum on each of the preference shares or the dividend declared by WTL for ordinary shareholders, whichever is higher.

19. DIVIDENDS ON PREFERRED STOCKS

This represents accumulated dividend on preference shares which is not payable in cash rather it will be converted into ordinary shares as and when the preference shares are converted into ordinary shares.

20. NET REVENUE

	December 31,
	2022	2021
Telecom services	$8,258,524	$9,468,157
Broadband services	3,424,584	3,004,041
Sales tax	30,833	499,269
Gross Revenue	11,713,941	12,971,467
Less: Discounts	(5,282)	(16,543)
Less: Sales tax	(88,144)	(499,269)
	$11,620,515	$12,455,655

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under ASC 606.

Most of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. The standalone selling prices are based on the contractual price for the service. Our contracts generally include standard commercial payment terms. We have no significant obligations for refunds, warranties or similar obligations and our revenue includes sales taxes collected from our customers.

Disaggregation of Revenue from Contracts with Customers

We derive revenue from six primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU), (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services and (6) Advertisement Services.

The following table represents a disaggregation of revenue for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Telecom Services:
International termination services	8,258,524	9,468,157
	$8,258,524	$9,468,157
Broadband Services:
IRU services	1,972,484	1,177,260
Cable TV and internet services	738,747	803,395
Metro fibre solutions	423,413	558,478
Capacity sale services	222,516	444,448
Advertisement services	4,834	20,460
	$11,620,518	$12,472,198

International termination services:

This service represents the international inbound traffic terminated in Pakistan via Company’s network to the local mobile network operators such as Mobilink, Zong, Telenor and Ufone etc. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services.

Indefeasible Right of Use (IRU) services:

It is a distinct performance obligation whereby the Company enters into a contractual agreement to grant Indefeasible Right of Use (IRU) of dark fiber up to 20 years or more. Revenue from IRU services is recognized at point in time, when the asset is transferred, and a customer obtains control over it.

Cable TV and internet services:

Cable television is a video delivery service provided by the Company to retail and commercial subscribers via a coaxial cable and fiber optics, whereas Internet service is the delivery of data service provided by the Company to the subscribers via a coaxial cable and fiber optics. The Company is providing Fiber to the Home (“FTTH”) services which is not a distinct performance obligation, but rather a component of a connectivity services. The Company charges connection and membership fee at the time of setting up of connection. Subscription revenue from Cable TV, internet over cable, cable connectivity and channels subscription fee is recognized on provision of services. Connection and membership fee is recognized at the time of sale of connection, which is paid by the customer at the time of the sale of the connection, and it entitles the customer to access the cable TV and internet services provided by the company. The Company follows an advance billing invoicing cycle for such services.

Metro fiber solutions:

This revenue stream represents point to point (P2P) connectivity, the latest Dark Fiber internet technology to its high-end large scale multinational companies, IT companies and leading educational institutions in major cities of Pakistan. Dark Fiber refers to fiber optic networks with no service or traffic running on the fiber strands. Unlike managed fiber services, Dark Fiber gives the maximum level of control to businesses, allowing them to use their preferred protocol and manage and maintain their own equipment. Dark Fiber has the capability to offer near limitless capacity, as well as providing the assurance of dedicated connectivity. It can be termed as a fiber corridor offering Committed information rate (CIR), fiber and data services, making it an excellent choice for organizations who require a dedicated, high capacity, secure service. Revenue from metro fiber solutions is recognized at point in time, when the asset is transferred, and a customer obtains control over it.

Capacity sale services:

These are the services arrangements whereby the Company enters into a contractual agreement to provide a portion of the capacity of fiber, wherein the rights are given to the customers for a longer period i.e., 20 years or more. Revenue from capacity sale services is recognized at point in time, when the asset is transferred, and a customer obtains control over it.

Advertisement services:

This revenue relates to the commercials of the different businesses, which are aired on the Company’s cable TV network. The Company offers advertisement to corporate, SME and retail customers on its in-house entertainment channels. There is vast range of advertising packages tailor-made and customized according to specific client requirements at high economical rates. Clients can opt for multiple modes of advertising like: Multiple Scroll, Multiple Logo, L-Shape, Time-checks, TVC, Documentary and Channel Branding. Advertisement income is recognized based on spots run when commercials are aired on the network. The Company follows a postpaid billing invoicing cycle for such services.

Deferred revenue has been $34,442 as on December 31, 2022, and $482,079 as on December 31, 2021.

21. DIRECT OPERATING COSTS

	December 31,
	2022	2021
Interconnect, settlement and other charges	$6,608,970	$7,198,474
Salaries, wages and benefits	646,319	895,982
Bandwidth and other PTCL charges	217,871	334,476
Power consumption and rent	312,146	334,607
Network maintenance and insurance	119,740	306,009
PTA fees	57,276	81,489
Cable license fee	102,683	146,218
Annual spectrum fee	82,228	108,778
Stores and spares consumed	-	18,929
Metro fiber cost	493,121	58,784
Fees and subscriptions	-	279,875
Content cost	9,029	25,197
Security services	7,550	14,852
Others	491,299	817,520
	$9,148,232	$10,621,191

22. FINANCE COST

	December 31,
	2022	2021
Unwinding of discount on liabilities	$415,356	$540,969
Mark up on term finance certificates	779,200	659,862
Mark-up on long term loan	467,234	337,027
Mark up on short term borrowings	122,329	195,240
Bank charges and commission	36,487	42,399
	$1,820,606	$1,775,497

23. TAXATION

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Current
For the year	$222,475	$194,424
Prior years	-	20,693
	222,475	215,117
Deferred	-	-
	$222,475	$215,117

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	December 31,
	2022	2021
Current
Federal	$-	$-
State	-	-
Foreign	222,475	215,117
	222,475	215,117
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	$222,475	$215,117

Since, the Company does not have taxable income and accounting income for both the years ended December 31, 2022 and 2021, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

	2022	2021
Accounting loss before tax	$(12,200,332)	$(7,736,606)
Applicable corporate tax rate	29%	29%
Applicable minimum tax	$222,475	$215,117
Effective minimum tax rate	-1.25%	-2.78%

The components of the Company’s deferred income taxes as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$34,443,638	$38,566,692
Provision for doubtful debts	4,878,530	4,878,530
Post employment benefits	314,490	314,490
Provision for stores and spares & stock-in-trade	6,565	6,565
Provision for doubtful advances and other receivables	464,427	464,427
Valuation allowance	(15,274,024)	(19,397,078)
	24,833,626	24,833,626
Liability for deferred taxation comprising temporary differences on other liabilities	(10,380,642)	(10,380,642)
Exchange translation adjustment	(3,387,811)	1,480,268
	$11,065,173	$15,933,252

Deferred tax asset on tax losses available for carry forward has been recognized to the extent that the realization of related tax benefit is probable from reversal of existing taxable temporary differences and future taxable profit. These unused tax losses mainly represent allowable depreciation expenses for indefinite period. However, there are no such tax benefits which remain unrecognized into the financial statements and tax related contingencies have been adequately disclosed in note 17 of these financial statements. Management’s assertion of future taxable profit is mainly based on income due to write back of liabilities and business plan to initiate fiber to home services with monetary support from the majority shareholder.

24. RELATED PARTIES

Related parties comprise the parent Company, associated companies / undertakings, directors of the Company and their close relatives and key management personnel of the Company. The Company in the normal course of business carries out transactions with various related parties. Credit terms with related parties are more than normal business arrangements. Amounts due from and due to related parties are shown under respective notes to these financial statements.

		December 31,
		2022	2021
Worldcall Business Solutions (Private) Limited	Expenses borne on behalf of associate	$67,064	$62,254
Worldcall Cable (Private) Limited	Interest charges	$40,111	$31,318
Worldcall Business Solutions (Private) Limited	Interest charges	$971	$901
ACME Telecom (Private) Limited	Interest charges	$12	$12
Worldcall Ride Hail (Private) Limited	Interest charges	$10	$12
Key management personnel	Advances against expenses disbursed (adjusted) - net	$289	$5,667
Outstanding receivables (payables)
Worldcall Business Solutions (Private) Limited	Other receivable	$474,774	$481,290
Worldcall Cable (Private) Limited	Other receivable	$11,516	$13,522
AMB Management Consultants (Pvt.) Ltd	Short term loan	$(263,479)	$(21,451)
AMB Management Consultants (Pvt.) Ltd	Other (payable) receivable	$-	$(299,245)
ACME Telecom (Private) Limited	Other receivable	$163	$190
Worldcall Ride Hail (Private) Limited	Other receivable	$106	$106

As on 31 December 2022 and 31 December 2021, outstanding balance from key management personnel was approximately $759,000 and $934,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.94 million and $2.1 million interest free loan to its director as on 31 December 2022 and 31 December 2021, respectively, which is repayable at discretion of the Company.

25. GOING CONCERN OF WTL

The Company’s subsidiary “WTL” incurred a loss of $7.16 million during the year ended December 31, 2022 (2021: $8.43 million). As of December 31, 2022, the accumulated loss of WTL stands at $69.48 million (December 31, 2021: $78.49 million) and its current liabilities exceed its current assets by $23.55 million (December 31, 2021: $35.39 million). These conditions, along with other factors like declining revenue and contingencies and commitments (as disclosed in preceding note 17), indicate the existence of material uncertainties that cast significant doubt about the WTL’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Net Liabilities Position - Risk Mitigation

As mentioned above, there is a net current liability position of approximately $35.74 million as on 31 December 2022 (December 2021: $35.39 million), which has the following major components (amounts are in US$ million):

	December 31,
	2022	2021
Pakistan Telecommunication Authority (PTA)	$10.34	$13.05
Claims of parties challenged	4.22	5.36
Short term borrowings	0.52	2.31
Contract liabilities	2.54	3.20
Provision for taxation	1.61	1.93
Regulatory revolving challenged	0.68	0.87
	$19.91	$26.72

The management believes that certain balances included in the above amounts do not represent immediately payable liabilities as detailed below:

Short term borrowings: The Company is in negotiation with banks for the rollover of these facilities.

Pakistan Telecommunication Authority (PTA): Liabilities towards PTA as incorporated in these financial statements stand at approximately $10.34 million as on December 31, 2022 (December 31, 2021: $13.05) which are not immediately payable owing to the non-fulfillment of certain conditions relating to the demand of such amounts. These conditions relate to the industry circumstances and Court Orders.

Claims of parties challenged: This amount represents the amounts owed to certain parties whose claims have been challenged by the Company in various judicial forums for the breach and non-performance of their contractual obligations. Based on the merits of the Company’s position, the management believes that such amounts may not be immediately payable under the circumstances.

Regulatory revolving challenged: The amount represents routine trade credits extended by regular parties and these balances are of revolving nature. Thus, no immediate net cash outlay would be required.

Contract liabilities: Contract liabilities represent advances received from customers and this will be adjusted against future services. Based on this no cash outflow will occur.

Provision for taxation: The Company does not anticipate cash outlays on account of Provision for Taxation since it has sufficiently brought forward losses.

The accumulated loss arises due to the recording of huge impairment of assets in prior years. In order to overcome the situation of going concern management has a workable business plan, which will create turn around in the Company. Our current inventory of networking equipment and fiber optic lines is sufficient to convert 30% of our existing HFC customers to FTTH. Additionally, our Fiber Optic Network footprint covers areas where we can easily deploy FTTH and Fiber to commercial customers. This conversion results in lower operating costs as we reduce our power consumption costs which are associated with an HFC plant. Furthermore, each conversion results in increased revenue, without additional expenses. Broadband deployment is a capital-intensive business, however, once the deployment is completed, broadband customers stay with the broadband offerings giving long-term assured revenues to the company.

As stated above, we are deploying existing equipment, thus reducing capital outlays to a minimal, additionally, our current employees and technicians are deployed to increase conversions, thus without incurring additional labor or equipment costs. PTA payables are not justified and as such courts in Pakistan have consistently stayed. The government of Pakistan in order to meet Broadband goals has to reduce or invalidate most if not all of these charges if it wants to meet its deployment targets. Furthermore, due to the devaluation Pakistan Rupee against the United States Dollar, these liabilities are decreasing in dollar terms. Management is of the opinion that some of our creditors will convert debt to equity in the Company thus lowering our liabilities. We may have to raise equity by issuing shares in order to pay down the liabilities and for extending our network.

26. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

