Form 10-K/A
period 2022-12-31
GlobalTech Corp
filed 2023-04-11
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K/A

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 000-1938338

GLOBALTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

3550 Barron Way Suite 13a, Reno, NV 89511(Address of principal executive offices, including zip code.)

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

GLOBALTECH CORPORATION

Dated: April 10, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2023	By:	/s/ Dana Green
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

Islamabad, Pakistan

Dated: 30 March 2023

GLOBALTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$756,232	$584,498
Restricted cash	2,364,341	3,086,091
Accounts receivable - net	3,302,580	766,103
Short term investments	171,529	314,816
Prepayments	14,839	18,492
Stores and spares	1,066,725	1,324,225
Loans and advances	3,668,905	5,470,584
Other receivables	1,178,698	1,227,757
Total current assets	12,523,848	12,792,566
Property, plant and equipment	23,715,533	32,242,824
Operating lease right-of-use assets	707,991	1,346,359
Intangible assets - net	15,486,688	23,560,380
Long term loans and other assets	3,637,739	5,726,686
Deferred tax asset	11,065,173	15,933,252
Goodwill	23,608,737	23,608,737
TOTAL ASSETS	$90,745,709	$115,210,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$28,027,230	$33,754,364
Current portion of non-current liabilities	5,267,245	4,717,445
Accrued interest	2,041,753	4,698,773
Short term borrowings	1,531,718	4,096,794
Provision for taxation - net	1,678,731	1,928,262
Total current liabilities	38,546,677	49,195,638
Term finance certificates	4,042,808	7,920,581
Long term financing - secured	1,376,205	1,090,537
Long term deposits and payable	1,807,353	2,135,272
License fee payable	200,586	254,732
Operating lease liability	955,681	1,955,414
Other payables	1,866,732	3,313,463
TOTAL LIABILITIES	$48,796,041	$65,865,637
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES

SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2022 and December 31, 2021 and issued 139,763,391 and 139,763,391 shares at December 31, 2022 and December 31, 2021.	13,976	13,976
Additional paid in capital	37,524,936	37,524,936
Accumulated other comprehensive income	(769,359)	1,210,552
Non - controlling interest	20,227,413	18,785,612
Accumulated deficit	(19,111,013)	(12,253,623)
TOTAL SHAREHOLDERS’ EQUITY	41,949,668	49,345,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,745,709	$115,210,803

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

Trade creditors: This includes payable to PTA amounting to $2.539 million and $3.16 million as on 31 December 2022 and 31 December 2021, respectively. Out of this $2.264 million (2021: $2.782 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

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

Since, the Company does not have taxable income and accounting income for both the years ended December 31, 2022 and 2021, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

	2022	2021
Accounting loss before tax	$(12,200,332)	$(7,736,606)
Applicable corporate tax rate	29%	29%
Applicable minimum tax	$222,475	$215,117
Effective minimum tax rate	(1.25)%	(2.78)%

The components of the Company’s deferred income taxes as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$34,443,638	$38,566,692
Provision for doubtful debts	4,878,530	4,878,530
Post employment benefits	314,490	314,490
Provision for stores and spares & stock-in-trade	6,565	6,565
Provision for doubtful advances and other receivables	464,427	464,427
Valuation allowance	(15,274,024)	(19,397,078)
	24,833,626	24,833,626
Liability for deferred taxation comprising temporary differences on other liabilities	(10,380,642)	(10,380,642)
Exchange translation adjustment	(3,387,811)	1,480,268
	$11,065,173	$15,933,252

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

ount