Form 10-Q
period 2023-03-31
GlobalTech Corp
filed 2023-05-15
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1938338

GLOBALTECH CORPORATION

 (Exact NAme of registrant as specified in its charter)

Nevada	82-392338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered.
Common	N/A

3550 Barron Way Suite 13a, Reno, NV 89511

(Address of principal executive offices, including zip code.)

775 624 4817

(Telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of March 31, 2023

Document Incorporated by Reference: None

We are a controlled company as 63.30 % of our issued and outstanding shares are held by Babar Ali Syed.

Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “shall,” “should,” “could,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “seeks,” “estimates,” “forecasts,” “predicts,” “possible,” “potential,” “target,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations, beliefs and views as of the date of this Quarterly Report on Form 10-Q concerning future developments and their potential effects on our business. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We anticipate that subsequent events and developments may cause our assessments to change. Except as required by law, we are under no duty to update or revise any of such forward- looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect. The forward-looking statements contained herein should not be relied upon as representing our assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 and DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$526,410	$756,231
Restricted cash	2,040,071	2,364,341
Accounts receivable - net	5,665,676	3,302,580
Short term investments	128,850	171,529
Prepayments	25,308	14,839
Stores and spares	848,061	1,066,725
Loans and advances	3,371,047	3,668,905
Other receivables	3,835,237	1,178,698
Total current assets	16,440,660	12,523,848
Property, plant and equipment	18,487,346	23,715,533
Operating lease right-of-use assets	538,102	707,991
Intangible assets - net	13,439,165	15,486,689
Long term loans and other assets	96,159	3,637,739
Deferred tax asset	8,331,746	11,065,173
Goodwill	23,608,737	23,608,737
TOTAL ASSETS	$80,941,915	$90,745,710
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$23,976,831	$28,027,230
Current portion of non-current liabilities	3,976,727	5,267,245
Accrued interest	1,757,690	2,041,753
Short term borrowings	1,235,098	1,531,718
Provision for taxation - net	1,325,423	1,678,731
Total current liabilities	32,271,769	38,546,677
Term finance certificates	2,946,793	4,042,807
Long term financing - secured	1,507,712	1,376,205
Long term deposits and payable	1,625,839	1,807,353
License fee payable	160,201	200,586
Operating lease liability	689,835	955,681
Other payables	1,334,869	1,866,732
TOTAL LIABILITIES	$40,537,018	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at March 31, 2023 and December 31, 2022.	13,976	13,976
Additional paid in capital	37,524,936	37,524,936
Accumulated other comprehensive income	662,239	(769,359)
Non - controlling interest	19,849,709	20,227,413
Accumulated deficit	(21,709,678)	(19,111,013)
TOTAL SHAREHOLDERS’ EQUITY	40,404,897	41,949,669
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,941,915	$90,745,710

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022
NET REVENUE	$2,468,372	$2,954,123
Direct operating costs	(2,138,821)	(1,813,218)
Other operating costs	(481,141)	(551,891)
Depreciation and amortization	(707,176)	(1,125,585)
Other expenses	(3,074,818)	(150,934)
OPERATING LOSS	(3,933,584)	(687,504)
OTHER:
Other income - net	15,553	274,724
Finance cost	(425,095)	(746,229)
LOSS BEFORE TAXATION	(4,343,127)	(1,159,010)
Taxation	(39,108)	(36,106)
NET LOSS	$(4,382,235)	$(1,195,116)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(2,598,665)	(699,143)
Non - controlling interest (NCI)	(1,783,569)	(495,973)
	(4,382,235)	(1,195,116)

Net loss per common share: basic and diluted - (a/b)	$(0.07)	$(0.02)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,763,391	139,763,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,382,235)	$(1,195,116)
Adjustment for non-cash charges and other items:
Depreciation and amortization	707,176	1,125,585
Interest accretion on liabilities	369,213	494,491
Post employment benefits	11,576	56,249
Income on deposits, advances and savings accounts	(168)	(113,393)
Exchange loss on liabilities	3,071,100	145,658
Changes in operating assets and liabilities:
Stores and spares	218,665	257,499
Trade debts	(2,363,096)	(2,536,477)
Loans and advances	297,858	1,801,679
Short term investment	42,679	143,286
Prepayments	(10,469)	3,653
Other receivables	(2,656,539)	49,058
Trade and other payables	(4,050,399)	(5,727,134)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(181,514)	(327,919)
Other payables	(531,863)	(1,446,731)
Long term loans and other assets	3,541,580	2,088,946
Post employment benefits paid	(1,232)	(830)
Income on deposit and savings accounts	168	113,393
Lease rental payments	(27,927)	(146,668)
Finance cost paid	(59,034)	(257,385)
Income tax paid	(5,642)	(10,164)
Net cash used in operating activities	(6,010,101)	(5,482,318)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment – net	(9,087)	(123,235)
Proceeds from the encashment of short term investments	-	39,775
Net cash generated from (used in) investing activities	(9,087)	(83,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	(389,187)
Repayment of long term financing	(67,237)	-
Net cash used in financing activities	(67,237)	(389,187)
Net (Decrease) in Cash and Cash Equivalents	(6,086,425)	(5,954,964)
Cash and Restricted Cash at the beginning of the Period	14,772,761	3,670,590
Exchange effect	(6,119,855)	5,991,123
Cash and Restricted Cash at the End of the Period	$2,566,481	$3,706,749
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(5,642)	$(10,164)
Interest	$(59,034)	$(257,385)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

NET LOSS	$(4,382,235)	$(1,195,116)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	-
Changes in fair value of financial assets through other comprehensive income	(499,434)	(1,980,318)
Foreign currency translation adjustment	2,913,595	918,743
Other Comprehensive income (loss) - net of tax	2,414,161	(1,061,576)

COMPREHENSIVE LOSS	(1,968,073)	(2,256,692)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(1,186,381)	(1,320,165)
Non - controlling interest (NCI)	(781,692)	(936,527)
	(1,968,073)	(2,256,692)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

							Accumulated Other Comprehensive Income
	Preferred Stock		Dividend on	Common Shares		Additional Paid	Other Comprehensive	Translation		Non Controlling	Accumulated
Particulars	Shares	Amount		Shares	Amount		Loss	Reserve	Total	Interest

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$37,524,936	$(124,914)	$1,335,465	$1,210,551	$18,785,605	$(12,253,623)	$49,345,167
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(495,973)	(699,143)	(1,195,116)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(440,554)	-	(1,061,576)
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(936,527)	(699,143)	(2,256,691)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-	-	-	2,153,526	-	2,153,526
Balance as at March 31, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$37,524,936	$(1,283,400)	$1,872,930	$589,530	$20,002,604	$(12,952,766)	$49,241,999

Balance as at January 01, 2023	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$37,524,936	$(1,873,824)	$1,104,465	$(769,359)	$20,227,406	$(19,111,013)	$41,949,662
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(1,783,569)	(2,598,665)	(4,382,235)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	982,564	-	2,414,161
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(801,006)	(2,598,665)	(1,968,074)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-		-	423,308	-	423,308
Balance as at March 31, 2023	52,500	2,978,090	1,085,625	139,763,391	13,976	37,524,936	(2,169,988)	2,832,227	662,239	19,849,709	$(21,709,678)	$40,404,897

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

 GlobalTech Corporation (“The Company”) is a Nevada Corporation, incorporated with name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in a following paragraph, GlobalTech Corporation is a broadband company and provides broadband services.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties, business and goodwill of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”).  This requirement was subsequently amended to change name to GlobalTech Corporation

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved.  On December 16, 2023 Merger and Reorganization Agreement was amended to June 30, 2023, for trading to commence.  As of the filing of this amendment trading of shares has not commenced.  The Company has applied for and received a Cusip number and are in the process of applying for a symbol.

1.1. Legal Subsidiaries

1.1.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through associates in aggregate 59.3% of shares and control in WorldCall Telecom Limited (“WTL”).

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

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation — We have prepared consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL and Rout 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to client, annual PTA fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $126,700 and $184,000 of payroll costs for the three months ended March 31, 2023 and 2022, respectively.

Other Operating Costs —Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $214,000 and $281,000 of payroll costs for the three months ended March 31, 2023 and 2022, respectively.

Business Combinations — The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint and utilizes data such as discounted cash flow analysis and replacement cost models. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows, discount rates, and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

In accordance with ASC 805-40, the fair value of the consideration effectively transferred has been calculated using the number of WHI’s shares that would have been issued to the shareholders of EBI on the acquisition date to give EBI’s shareholders an equivalent ownership interest in WHI as it has in the Company (WHI would had to issue 35,294 shares to EBI’s shareholders). Consideration effectively transferred has been computed to be approximately $8,634,000 (35,294 shares multiplied by the fair value of WHI’s shares of $244.63) against the assumed fair value of EBI’s net assets amounting to $419,181.

Cash	$1,193
Non-current assets (incl. tangible and intangible assets)	458,287
Current liabilities (incl. trade and other payables)	(40,299)
$419,181

The Company determined the fair value of the EBI’s assets acquired and liabilities assumed, as well as the valuation of the WHI’s shares to be issued to compute effective consideration. The Company used generally accepted valuation techniques and methodologies to arrive at the fair values disclosed above i.e., discounted cash flow and replacement cost method.

As per Guidance ASC 805-40-45-1, ASC 805-40-30-2, ASC 805-40-55-8 through ASC 805-40-55-10  (2.10 Reverse Acquisitions-Viewpoint-PwC): As on December 31, 2021, following accounting treatment has been applied to reflect this reverse acquisition and also separately disclosed as Adjustments under business reorganization arrangement (note 1) in the consolidated statement of changes in equity on page F-7 of our annual report 10-K for the year ended December 31, 2022.

CR. Common stock		$11,730
CR. Additional paid in capital		$8,622,275
DR. Net Assets of EBI	$419,181
DR. Accumulated deficit	$8,214,824
	$8,634,005	$8,634,005

Income Taxes — Income tax expense includes U.S., Pakistan and other international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term.

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

An asset's carrying amount is written down immediately to its recoverable amount if the asset's carrying amount is greater than its estimated recoverable amount.

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

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. No impairment charges were recorded during the three months ended March 31, 2023, and 2022.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three months ended March 31, 2023 and 2022.

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

Earnings Per Share — The company calculates earnings per share in accordance with Accounting Standards Codification (ASC) Topic 260, "Earnings Per Share." Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts that are potentially dilutive were exercised or converted into common stock.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 284.10 and Rs.226.90 as on March 31, 2023 and December 31, 2022, respectively.

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

3. ACQUISITIONS

	Ferret	WSL	Rout 1 Digital	WTL
Date of acquisition(s)	30-Nov-2021	30-Nov-2021	20-Apr-2018	18-Oct-2017
Property and equipment	-	30,983	23,110	26,760,395
Intangible assets	-	-	1,231	10,663,924
Deferred tax	-	-	-	9,606,098
Long term receivables	-	-	-	261,485
Long term loans	16,576,630	2,987,911	-	11,386
Long term investments	5,849,298	5,197,957	-	-
Long term deposits	-	-	-	161,854
Receivable from associates	-	7,216,311	-	-
Trade and other receivables	59,581	411,002	465	3,659,977
Advances, deposits and prepayments	-	-	-	2,359,996
Short term investment	4,875,764	10,679	-	358,212
Cash and bank balances	375,600	20,753	3,912	144,219
Total assets	27,736,873	15,875,596	28,718	53,987,546
Long term loans	-	(6,163,627)	-	(414,428)
Post employement benefits	-	-	-	(674,956)
Loan from directors	-	(1,873,446)	-	-
long term deposits	-	-	-	(218,507)
long term payables	(1,613,556)	(4,814,974)	-	-
Current portion of non-current liabilities	-	-		(10,031,393)
Short term borrowings	(47,993)	(2,113,637)	-	(6,069,757)
License fee payable	-	-	-	(6,352,612)
Accrued interest	(84,972)	(1,897,713)	-	(2,884,490)
Trade and other payables	(1,348)	(15,787)	(8,026)	(36,505,311)
Provision for taxation	-	(9,645)	-	(2,044,378)
Total liabilities	(1,747,869)	(16,888,829)	(8,026)	(65,195,833)
Net assets	$25,989,004	$(1,013,233)	$20,692	$(11,208,287)
Purchase price	$18,642,723	$10,259,938	$279,846	$427,358
(Bargain purchase gain)/Goodwill	$(7,346,281)	$11,273,171	$259,154	$11,635,645

As on November 30, 2021, WHI entered into a shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i).all of the issued and outstanding capital stock of Ferret, and (ii) all of the Ferret assets and liabilities that were used in business. Whereby, WHI delivered its 100,000 shares valued at the aggregate fair value of $18,642,723 as a purchase consideration.

As on November 30, 2021, WHI entered into a shares swap agreement with the shareholders of WSL, a Pakistan-based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in business. Whereby, WHI delivered its 100,000 shares valued at the aggregate fair value of $10,259,938 as a purchase consideration.

Under the acquisition method of accounting, the Company estimated the fair values of the long-term assets. The tangible and intangible long‑lived assets were recorded at their estimated fair values, which approximates their carrying value.

Goodwill represents the excess of the consideration transferred over the net identifiable assets acquired in a business combination. The qualitative factors that make up the goodwill recognized are:

-Existing product portfolio of the company and enhances its ability to offer a wider range of services to its customers.

-Access to new markets and geographic regions, which is expected to result in increased revenue and growth opportunities.

-Addition of skilled and experienced workforce, which is expected to contribute to the continued success and growth of the company.

These qualitative factors have been considered in determining the fair value of the goodwill recognized in the acquisition. The company believes that these factors support the value of the goodwill and the future benefits that are expected to be realized. However, the actual future results may differ from the estimates and assumptions made at the time of the acquisition. The company will continue to monitor and evaluate the value of the goodwill on an ongoing basis, and any changes in the value will be recognized in the period in which they occur.

4. CASH AND BANK

	March 31, 2023	December 31, 2022
Cash at bank
Current accounts	$203,309	$182,270
Savings accounts	2,101	112,438
	205,410	294,708
Cash in hand	321,000	461,323
Pay orders in hand	-	200
	$526,410	$756,231

5. RESTRICTED CASH

	March 31, 2023	December 31, 2022
Deposit in escrow account	$1,802,108	$2,061,124
Margin and other deposits	237,963	303,217
	$2,040,071	$2,364,341

Deposits in escrow account:  It represents balance in savings accounts accumulated in Escrow Account. The telecom operators challenged the legality of Access Promotion Contribution (APC) for Universal Service Fund (USF), as levied by Pakistan Telecommunication Authority ("PTA") in 2009, and the dispute was finally decided by the honorable Supreme Court in December 2015. During pendency of the court proceedings, International Clearing House (ICH) agreement was signed in 2012, whereby it was decided that regular contributions for APC, based on each operator’s share under the ICH agreement, shall be made by LDI operators in an Escrow Account.

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $70,398 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	March 31, 2023	December 31, 2022
Considered good - unsecured	$5,665,676	$3,302,580
Considered doubtful - unsecured	2,174,759	2,174,759
	7,840,435	5,477,339
Less: Provision for expected credit losss	(2,174,759)	(2,174,759)
	$5,665,676	$3,302,580

Provision for expected credit losses has been approximately nil and $739,682 for the three months ended March 31, 2023 and 2022, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2023	December 31, 2022
Operating fixed assets	$18,439,783	$23,658,654
Capital work-in-progress	47,563	56,879
	$18,487,346	$23,715,533
Operating fixed assets
Building on freehold land	$435,829	$429,705
Freehold land	181,169	225,729
Leasehold improvements	850,104	806,713
Plant and equipment	36,152,665	36,335,401
Office equipment	470,521	458,815
Vehicles	137,127	135,200
Computers	803,834	785,610
Furniture and fixtures	155,620	149,969
Laboratory and other equipment	96,037	94,687
	39,282,906	39,421,829
Less: Accumulated depreciation	(20,843,123)	(15,763,175)
	$18,439,783	$23,658,654

Useful life of operating fixed assets is ranging between 5 years to over 20 years. There has not been significant additions and disposals have been made during the three months ended March 31, 2023 and 2022. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$80,058	$113,261
Short term lease cost	8,336	11,794
	$88,394	$125,055

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease ROU assets, net	$538,102	$707,991

Current operating lease liabilities	198,971	418,607
Non-Current operating lease liabilities	689,835	955,681
	$888,806	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(49,866)	(318,297)
Foreign exchange loss	(120,023)	-320,071
ROU Assets - net	$538,102	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.68	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended
	March, 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,927	$146,668

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023 (nine months)	$149,228
2024	145,746
2025	158,382
2026	171,452
2027	176,084
Thereafter	611,733
Total lease payments	$1,412,626
Less: imputed interest	$(523,820)
Total lease obligations	$888,806
Less: current obligations	$198,971
Long-term lease obligations	$689,835

9. INTANGIBLE ASSETS – NET

	March 31, 2023	December 31, 2022
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	19,478,961	22,706,755
Softwares	63,133	63,133
	24,208,141	27,435,935
Less: Accumulated amortization - net	(10,768,976)	(11,949,246)
	$13,439,165	$15,486,689

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $273,000 and $495,000 has been recognized during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2023 (nine months)	$599,653
2024	799,537
2025	799,537
2026	799,537
2026	799,537
Thereafter	9,641,364
$13,439,165

10. TRADE AND OTHER PAYABLES

	March 31, 2023	December 31, 2022
Trade creditors	$9,793,068	$11,634,923
Accrued and other liabilities	4,601,585	4,961,552
Payable to PTA against APC charges	6,216,790	7,784,002
Payable against long term investment	154,875	193,918
Contract liabilities	2,485,512	2,541,600
Withholding taxes payable	249,368	297,868
Sales tax payable	351,957	458,515
Security deposits	123,676	154,852
	$23,976,831	$28,027,230

Trade creditors: This includes payable to PTA amounting to $2.05 million and $2.54 million as on March 31, 2023 and December 31, 2022, respectively. Out of this $1.82 million (December 31, 2022: $2.26 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.65 million and $0.08 million as on March 31, 2023 and December 31, 2022, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	March 31, 2023	December 31, 2022
Term finance certificates	$2,167,157	$2,463,732
Mark-up payable on TFCs	1,250,004	1,422,080
Long term financing	360,595	962,825
Lease liabilities	198,971	418,608
	$3,976,727	$5,267,245

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	March 31, 2023	December 31, 2022
Short term borrowings	$168,693	$219,329
Term finance certificates	1,588,997	1,760,140
Long term financing	-	62,284
	$1,757,690	$2,041,753

13. SHORT TERM BORROWINGS

	March 31, 2023	December 31, 2022
Line of credit facility -commercial banks	$160,790	$202,541
Line of credit facility - others	1,074,308	1,329,177
	$1,235,098	$1,531,718

Line of credit facility – commercial banks:

During the year ended 31 December 2022, Company restructured one of its line of credit facility with Bank Islami Limited amounting $1.37 million which is transferred to long term financing due to restructuring for detail refer Note 15.

Line of credit facilities available from commercial banks under interest arrangements amounting to $0.11 million and $0.14 million, as on 31 March 2023 and 31 December 2022, respectively. These facilities are available at interest rate from 1 month to 3 months KIBOR (Karachi Interbank Offered Rate) plus 1.5% per annum (31 December 2022: 1 month to 3 months KIBOR plus 1.5% to 2.5% per annum), payable quarterly, on the balance outstanding. The mark up charged during the three months ended 31 March, 2023 on outstanding balances at 18.52% (31 December 2022: 11.19% to 17.60%) per annum, effectively. The Company is in negotiation with Banks for roll over of these facilities.

As on 31 March 2023 and 31 December 2022, the Company had no available yet-to-be-drawn available / committed borrowing facilities.

This credit facility with commercial banks are secured against first pair passu hypothecation charge on all present and future current and fixed assets excluding building, Wireless Local Loop ("WLL")/Long Distance and International ("LDI") receivables, first joint pari passu hypothecation charge over all present and future current and fixed assets of the Company with security margin over the facility amount, pledge of shares of listed companies in Central Depository Company ("CDC") account of the Company, lien over cash deposit of $0.152 million first exclusive assignment of all present and future receivables of LDI business arm of the Company, collection accounts with Bank for routing of LDI receivables, counter guarantee of the Company, equitable mortgage over the property  of office # 302, 303, 304, 3rd Floor,  the Plaza on  Plot #  G-7, Block-9,  KDA Scheme # 5, Kehkashan Clifton, Karachi and equitable mortgage over the property of office # 07, 08, 09 situated on 1st Floor, Ali Tower, MM Alam Road, Gulberg III.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	March 31, 2023	December 31, 2022
Loan from other parties	$89,502	$96,108
Loan from related party	210,431	263,479
Loan from Elahi Group of Companies	774,375	969,590
	$1,074,308	$1,329,177

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detail mentioned below.

	March 31, 2023	December 31, 2022
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	3,973
Wisdom Information Technology Solution	-	23,388
	$89,502	$96,108

Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

14. TERM FINANCE CERTIFICATES (TFCs)

	March 31, 2023	December 31, 2022
Opening balance	$7,458,750	$7,847,937
Repayments	-	(389,187)
	7,458,750	7,458,750
Current portion	(2,167,156)	(2,463,737)
	5,291,594	4,995,013
Add: Deferred markup	(2,344,801)	(952,205)
Closing balance	$2,946,793	$4,042,807

Term finance certificates (TFCs) have a face value of $17.60 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2022: six-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the three months ended 31 March 2023, on the outstanding balance ranged from 17.10% to 22.15% (31 December 2022:  8.76% to 17.10%) per annum.

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

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million sponsor's shares were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019. The pledged shares have not been released in proportion to the payments made during the year.

The Company has not paid due quarterly installments of June 2019 to March 2023 amounting USD 1.791 million. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

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

Last year in January 2022 Trustee has sold 24.63 million shares for the amount of $0.198 million ($0.128 million settled against principal and $0.069 million against accrued mark-up) and in February 2022 Trustee has sold further 25.75 million shares for the amount of $ 0.202 million ($0.153 million settled against principal and $0.079 million against accrued mark-up) to recover o/s installments of June 2019, September 2019 and Dec 2019.

These TFCs are secured against first pair passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	March 31, 2023	December 31, 2022
Bank Islami Limited	$206,329	$400,847
Allied Bank Limited	292,386	288,073
Askari Bank Limited	1,008,997	687,285
	$1,507,712	$1,376,205

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 17.5% (2022: 11.39% to 16.62%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $2.35 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on 12th January 2021. Principal will be repaid in 29 installments starting from Feb 2022 till May 2026. Interest will be accrued and will be serviced in 24 equal monthly instalments, starting from July 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% & Capping 17%). The interest charged during the year on the outstanding balance ranged from 15.87% to 17% (2022: 7.65% to 15.87%) per annum. The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & the building & licenses/receivable of LDI & WLL) of the Company for $3.096 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.083 million and various personal properties of Directors.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective markup rate applicable will be 1MK - 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 14.4% to 17.38% (2022: 13.46% to 14.61%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh., Pakistan.

16. LINCENSE FEE PAYABLE

	March 31, 2023	December 31, 2022
License fee payable	$160,201	$200,586
	$160,201	$200,586

This represents the balance amount of the license fee payable to the Pakistan Telecommunication Authority (PTA) for WLL licenses. The Company had filed an application with PTA for a grant of moratorium overpayment of balance amount of WLL license. However, PTA rejected the Company's application and demanded its payment. Being aggrieved by this, the Company filed an appeal before Islamabad High Court ("IHC") against PTA's order. Meanwhile, the Ministry of Information Technology ("Ministry") through its letter dated August 30, 2011, allowed the operators, the staggering for settlement of Access Promotion Contribution ("APC") and Initial Spectrum Fee ("ISF") dues and required PTA to submit an installment plan for this purpose after consultations with the operators. In respect of an appeal filed by the Company, IHC took notice of the Ministry's letter and directed PTA through its order dated January 20, 2015, to expeditiously proceed with the preparation and submission of the said installment plan. As of this date, no such installment plan has been submitted by PTA.

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

17. CONTINGENCIES AND COMMITMENTS

There is no significant change in the status of contingencies and commitments from our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

18. NET REVENUE

	Three Months Ended March 31,
	2023	2022
Telecom services	$2,108,861	$1,456,725
Broadband services	368,858	1,576,829
Other services	8,356	4,030
Gross Revenue	2,486,075	3,037,584
Less: Discounts	(579)	(1,650)
Less: Sales tax	(17,123)	(81,811)
	$2,468,372	$2,954,123

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Telecom Services:
International termination services	2,108,861	1,456,725
	$2,108,861	$1,456,725
Broadband Services:
IRU services	-	1,107,052
Cable TV and internet services	134,091	204,627
Metro fibre solutions	100,630	196,849
Capacity sale services	134,137	65,865
Advertisement services	-	2,435
	$2,477,719	$3,033,554

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

Cable TV and internet services:

Cable television is a video delivery service provided by the Company to retail and commercial subscribers via a coaxial cable and fiber optics, whereas Internet service is the delivery of data service provided by the Company to the subscribers via a coaxial cable and fiber optics. The Company is providing Fiber to the Home (“FTTH”) services which is not a distinct performance obligation, but rather a component of a connectivity services. The Company charges connection and membership fee at the time of setting up of connection. Subscription revenue from Cable TV, internet over cable, cable connectivity and channels subscription fee is recognized on provision of services.  Connection and membership fee is recognized as revenue when future services are provided. Such fee is paid by the customer at the time of the sale of the connection, and it entitles the customer to access the cable TV and internet services provided by the company. The Company follows an advance billing invoicing cycle for such services.

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

Deferred revenue has been $1,448 as on March 31, 2023, and $34,442 as on December 31, 2022.

19. DIRECT OPERATING COSTS

	Three Months Ended March 31,
	2023	2022
Interconnect, settlement and other charges	$1,736,783	$1,005,286
Salaries, wages and benefits	126,697	183,998
Bandwidth and other PTCL charges	61,033	53,637
Power consumption and rent	49,906	141,802
Network maintenance and insurance	9,162	39,245
PTA fees	14,325	17,929
Cable license fee	9,859	29,010
Annual spectrum fee	16,317	47,825
Stores and spares consumed	-	-
Metro fiber cost	-	55,231
Fees and subscriptions	29,370	34,761
Content cost	1,096	5,585
Security services	1,616	1,661
Others	82,658	197,249
	$2,138,821	$1,813,218

20. FINANCE COST

	Three Months Ended March 31,
	2023	2022
Unwinding of discount on liabilities	$55,883	$251,738
Mark up on term finance certificates	203,746	153,958
Mark-up on long term loan	128,792	294,850
Finance charges on lease liabilities	30,192	45,415
Bank charges and commission	6,482	268
	$425,095	$746,229

21. TAXATION

The provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Current
For the period	$39,108	$36,106
Prior periods	-	-
	39,108	36,106
Deferred	-	-
	$39,108	$36,106

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended March 31,
	2023	2022
Current
Federal	$-	$-
State	-	-
Foreign	39,108	36,106
	39,108	36,106
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	$39,108	$36,106

The components of the Company’s deferred income taxes as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$10,406,558	$19,169,614
Provision for doubtful debts	3,168,581	4,878,530
Post employment benefits	215,642	314,490
Provision for stores and spares & stock-in-trade	4,129	6,565
Provision for doubtful advances and other receivables	292,084	464,426
	14,086,994	24,833,625
Liability for deferred taxation comprising temporary differences on other liabilities	(5,755,248)	(10,380,642)
Exchange translation adjustment	-	(3,387,811)
	$8,331,746	$11,065,173

Deferred tax asset on tax losses available for carry forward has been recognized to the extent that the realization of related tax benefit is probable from reversal of existing taxable temporary differences and future taxable profit. These unused tax losses mainly represent allowable depreciation expenses for indefinite period. However, there are no such tax benefits which remain unrecognized into the financial statements and tax related contingencies have been adequately disclosed in note 17 of these financial statements. Management's assertion of future taxable profit is mainly based on income due to write back of liabilities and business plan to initiate fiber to home services with monetary support from the majority shareholder.

22. RELATED PARTIES

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

		Three Months Ended March 31,
		2023	2022
Worldcall Business Solutions (Private) Limited	Expenses borne on behalf of associate	$10,194	$14,641
Worldcall Business Solutions (Private) Limited	Interest charges	$11,756	$13,378
Worldcall Cable (Private) Limited	Interest charges	$771	$325
ACME Telecom (Private) Limited	Interest charges	$4	$6
Worldcall Ride Hail (Private) Limited	Interest charges	$8	$5
Key management personnel	Advances against expenses disbursed (adjusted) - net	$49,667	$62,577

		March 31, 2023	December 31, 2022
Outstanding receivables (payables)
Worldcall Business Solutions (Private) Limited	Other receivable	$398,926	$474,774
Worldcall Cable (Private) Limited	Other receivable	$9,447	$11,516
AMB Management Consultants (Pvt.) Ltd	Short term loan	$(210,431)	$(263,479)
ACME Telecom (Private) Limited	Other receivable	$134	$163
Worldcall Ride Hail (Private) Limited	Other receivable	$82	$99

As on 31 March 2023 and 31 December 2022, outstanding balance from key management personnel was approximately $570,000 and $759,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.59 million and $0.94 million interest free loan to its director as on 31 March 2023 and 31 December 2022, respectively, which is repayable at discretion of the Company.

23. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Quarter Period Highlights

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

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the Consumer’s Choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in their months ended March 31, 2023, primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

Based on management assessment there is no material financial impact of COVID-19 in these financial statements. Furthermore, the Company assesses that its current operations are being performed at pre-Covid-19 levels as operational plans have been adjusted to accommodate for continuance observance of protocols without any disruptions.

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

For our FTTH network deployment, Company has achieved a good response to subscriber conversion and has already deployed phase 1 of the project successfully in populous areas of Lahore, a city in Pakistan. For optimum utilization of this infrastructure and synergizing of resources, we have made business collaborations to aggressively pursue Fiber to the Home (FTTH) service rollout across Pakistan. The FTTH initiative is not only limited to the aforementioned areas, but a comprehensive plan is also in place to convert all existing HFC connections in the various other areas of Lahore and other major cities of Pakistan in a phased manner. This activity will require minimal cost but improve the margin of the business to a large extent and resultantly augment its profitability. FTTH service is charged at a higher level as it delivers much higher bandwidth on fiber optic networks. Additionally, operational resource intensity is substantially lower in FTTH as compared to HFC networks. Higher ARPU with lower servicing costs would result in better performance moving forward.

Our financial numbers, the Revenue of broadband decreased by $1.208 million. The decrease in revenue is mainly due to revenue of duct sales recognized in the corresponding period of last year. Nonetheless, customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and the same is substantiated by the marginal increase recorded this year.

For consumer operations, FTTH continues to and will be a major revenue contributor for the Company in the future as well. Subject to the availability of funds Company plans to extend its service to all of the 20 cities covered by its fiber optic network. The management believes that since its inception WorldCall Public has had a large database of loyal customers that have been subscribing to its multiple services for more than fifteen years. To further supplement this effort the management is working on the customers’ loyalty program. Aggressive marketing strategy and on-field marketing activity have also been planned in achieving the desired objectives of new and initial subscribers. This activity is being strongly supported through corporate marketing initiatives and exploiting the digital social media platform fully as LinkedIn, Facebook, Instagram, and Twitter. The marketing campaign of FTTH are also being launched on our in-house cable network. The management is more or less certain that the revenue trend can only go up moving forward. The management also intends to facilitate its’ customers for easy payments after evaluating different payment platforms.

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

International termination revenue is one of the major revenue streams, which increased by $0.65 Million due to a increase in volume of international termination and increase in exchange rate. Volume increase was on account of bulk traffic arrangements and exchange rate increase is on account of USD value appreciation against Pakistani Rupee.

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

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 2.11 million during the three months ended March 31, 2023 compared to US$ 1.46 million during three months ended March 31, 2022, this increase of approximately US$ 0.65 million was primarily due to the high volume of international termination business. Broadband services generated revenue of US$ 0.37 million during three months ended March 31, 2023 compared to US$ 1.49 million during three months ended March 31, 2022. this decrease of US$ 1.21 million is due to recognition of duct sale in corresponding period of last year.

Adjusted EBITDA for the three months ended March 2023 is US$ (0.14) million, whereas Adjusted EBITDA for the corresponding period March 31, 2022 is US$0.86 million. Net loss for the three months ended March 31, 2023 is US$4.38 million, and net loss for the three months ended March 31, 2022 was US$1.16 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Three Months Ended March 31,
	2023	2022
Net revenues	$2,468,372	$2,954,123
Adjusted EBITDA	$(139,756)	$858,463
Loss from Operations	$(3,918,032)	$(412,780)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Net revenue	$2,468,372	$2,954,123

GAAP net loss	(4,382,235)	(1,195,116)

Depreciation and amortization	707,176	1,125,585
Finance cost	425,095	746,229
Taxation	39,108	36,106
Exchange loss	3,071,100	145,658
Adjusted EBITDA	$(139,756)	$858,463

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations during the three months ended March 31, 2023 were impacted by the decline in revenue, mainly due to duct sale recognized in corresponding period of last year, whereas Adjusted EBITDA and income from operations during the three months ended March 31,2022 were impacted by the decline in revenue mainly by lesser traffic (international minutes) originated/ terminated.

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

Gross Margin: The Company recorded a gross margin of USD 0.33 million during the three months ended March 31, 2023 compared to USD 1.14 million during the three months ended March 31, 2022. The decrease was due to duct sale recognized in corresponding period of last year. resulting in a net decrease of USD 0.49 million in revenues thus resulting in a decrease in gross margins.

Direct operating costs: Direct operating costs stood at USD 2.14 million during the three months ended March 31, 2023 compared to USD 1.81 million during the three months ended March 31, 2022. The increase in direct cost is mainly due to interconnect cost, which is aligned with termination revenue and increase in exchange rate.  Operating costs remain practically the same in two quarters and positive variance is on account of currency devaluation of nearly 25% over the period. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 0.48 million during the three months ended March 31, 2023 compared to USD 0.55 million during the three months ended March 31, 2022. Operating costs remain practically the same during the periods.

Other income and expenses: The Company recorded other income of USD 0.02 million during the three months ended March 31, 2023 compared to USD 0.27 million during the three months ended March 31, 2022. Other expenses stood at USD 3.07 million during the three months ended March 31, 2023 against USD 0.15 million during the three months ended March 31, 2022.

Updates on plans:

Long Distance and International traffic operations:

During the quarter our engagement with middle eastern operators has bourn fruit. Our principal interconnect partner, ACMETEL has successfully enhanced traffic volumes in bulk arrangements and enhanced volume of traffic have started to flow. Correspondingly, business financial are reflected in this period quarter ending March 31 2023.

LDI management team attended significant conference as planned namely Capacity Middle East (UAE) and GCCM Middle East (Oman). We plan to further enhance our participation in international forums for voice and data traffic.

Broadband and Cable TV Operations:

It is updated that arrangements with respective authorities have been finalized for the commencement of network roll-out to commence as early as June 2023. It is subject to the timely availability of both the equipment and the funds.

Exponential Technology Roadmap: refer to our previous disclosures on the subject, for a better understanding of current progress and future roadmap, additional information is being provided as follows.

The blockchain project would only reside and operate in Pakistan’s jurisdiction. The company has engaged development resources from an experienced software development entity ‘Software Alliance’ (www.softwarealliance.io) for the development and deployment of a hybrid public blockchain. Additionally, discussions are also underway with third-party payment gateways for facilitating transactions on the blockchain platform. These arrangements are ongoing and once concluded with concrete results would be further disclosed in the Company reporting.

The architecture of the blockchain being developed is hybrid in nature. It is going to be a ‘permissioned’ ‘public blockchain’. Stringent rules for KYC (Know Your Customer) related to blockchain connectivity would be implemented and at the same time it would be open for public connectivity complying to KYC requirements.

Blockchain platform would only be capturing service data and transaction details with all customer information residing on third-party payment gateway platform. Our claim of ‘blockchain-as-a-service’ is based on the premise that its usage would be open to service providers as a backbone and they would be allowed to develop their own offering using inherent features of our platform for transaction processing. Development kit / architecture would be made public and authentication/integrity testing on test-net would be established before publishing the same on main-net for commercial activity.

Company plans to develop a basic set of smart contracts focused on ‘product authentication’, ‘online educational courses/tuitions’ and ‘financial services’ connected to third-party payment gateway in the launch phase and expects the connected community to be more participatory in development of future services. Marketing would be targeted through utilization of social media platforms focused on specific audience.

Company has already engaged on the development side through its collaboration with two institutional relationships locally in Pakistan for promotion of blockchain technology i.e. University of Central Punjab, Lahore and Akhuwat Foundation, Pakistan. These facilities would also be utilized for resource training for blockchain product development through certification courses and technical support for student and faculty members.

On commercial activation, the architecture is based on service delivery authentication and executing settlements between parties from their respective bank accounts, where blockchain only delivers escrow like facilitation for settlements. The service can have different tiers of participants with requisite rights and obligations. For tiered services understanding, service enabler (product team), service provider and service consumer form a three-tier relationship. Service enabler develops a product that is utilized by service provider to provide service to service consumer. Blockchain shall ensure settlement in such tiered service operations based on contractual parameters captured in a smart contract.

For example, for education services, lecture subscription, actual lecture delivery and course completion would be verified at each stage and funds blocked from lecture recipient would be disbursed to tutor and any intermediatory product owner / developer based on contract fulfilment. It is an essential need as more and more traffic is getting diverted towards e-learning.

In a similar manner, for financial services billing settlements are to be performed by the platform through the payment gateway with authentication and ease of transfer as main feature of the service.

It is a purpose-built architecture and does not correspond to any existing established blockchain eco-systems in operation.

Transaction fees would be fixed and would be depending on service architecture. It would range from 0.1% to 5.0% of transaction value in Pakistani Rupees.

As a Broadband Service Provider, we have ongoing relationships with Financial, Educational, and other institutions.  We will leverage our existing relationship to market our service to these institutions by holding seminars, attending conventions, and direct marketing.  We believe our existing relationships allow us to provide each of these institutions with the necessity of our service and how  and our clients can use the service to increase revenue

Current focus is on on-boarding / integration with a licensed third-party digital banking network. Digital Banking licensing in Pakistan enables the entity to offer full bouquet of banking services. Integration would facilitate KYC compliance and data security, as credentials for account access and payment are maintained by the bank and not by the blockchain platform.

Smart contracts in this hybrid architecture are developed to service a specific requirement. Being a software code, although made secure to an extreme, they are still subject to coding errors and security vulnerabilities like any software product. Company recognizes the same as a reality and would be taking measures like authentication / integrity check on test-net before commercial activation. Still there exists significant risk that any such code may be subject to vulnerability on account of coding errors and / or malicious action.

Smart contracts functionality is limited to settlement execution in a predefined manner when  pre-requisites are fulfilled and trigger such an action.

No crypto assets are being offered to any person in Pakistan or abroad. There is no native crypto asset(s) that can be offered.

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

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of March 31, 2023, was $6.83 million, consisting of $4.18 million of Term Finance Certificates, a Term Loan of $ 1.41 million, and short-term borrowings including running finances of $ 1.24 million. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 3.98 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

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

The Company believes its balances of cash, and cash equivalents which totaled $2,566,480 as of March 31, 2023, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash oof $2,040,071 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $2,566,480 and $3,706,750 cash and cash equivalents as of March 31, 2023, and 2022, respectively. Which includes restricted cash of $2,040,071 and $2,895,828 that is not available for immediate ordinary business use.

Operating Activities: Net cash provided by operating activities decreased during the ongoing period by $ 0.53 primarily due to a decrease in EBITDA mainly on account of a decline in broadband revenue and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the three months ended March 31, 2023, and 2022 was $ (6.01) million and $ (5.48) million respectively.

Investing Activities: Net cash generated in investing activities for the three months ended March 31, 2023, and 2022 was $ (0.01) million and $ (0.08) million, respectively. The increase in cash used was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.32million during the period ended March 31, 2023, compared to the period ended March 31, 2022.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of March 31, 2023. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023, and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S- K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of March 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This quarterly report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 17, Commitments And Contingencies” of the Notes to Consolidated Financial Statements in this  Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*The certifications on Exhibit 32 hereto are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: May 10, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 10, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

