Form 10-K/A
period 2022-12-31
GlobalTech Corp
filed 2023-07-14
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,833,391 of Common Stock as of December 31, 2022

Document Incorporated by Reference: None

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

Each of the entities above are under common control due to common ownership and management.

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

If trading of shares of the common stock of GTC on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 19, 2022 Merger and Reorganization Agreement was amended for extension in trading date specifically to March 31, 2023. On June 21, 2023 we entered in Amendment No. 4 to the agreement to extend till September 30, 2023.

We have applied for and received a Cusip Number 37892L 106 and  We have applied for a symbol and filing with DTC/ OTC to commence trading. We expect this process to be completed by September 30, 2023.

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

Location of Principal Executive Office

The address of our principal executive office and our contact information is as follows:

GlobalTech Corporation

3550 Barron Way, Suite 13a

Reno, Nevada 89511

Tel: (775) 624- 4817

Website: www.globaltechcorporation.com

Financial Condition

For the year ended December 31, 2022, our revenue was $11,620,515 (YE December 31, 2021: $12,455,655) from sale of our services in Pakistan. During the year ended December 31, 2022, we incurred net loss of $12,422,808 (YE December 31, 2021: Net loss of $8,359,175).

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

Our certificate of incorporation authorizes us to issue 500,000,000 shares of Common Stock and 0 shares of preferred stock with a par value of $0.0001 per share. We had 139,833,391 shares of Common Stock and 0 shares of preferred stock outstanding. Accordingly, we may issue up to an additional 360,166,609 shares of Common Stock and 0 shares of preferred stock. The future issuance of the Common Stock may result in substantial dilution in the percentage of the Common Stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the Common Stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

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

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding approximately $1.85 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $5.32 million (December 31, 2021: $6.75 million) has not been made in these financial statements.

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

Our transfer agent is Standard Register & Transfer Company, located at 440 East 400 South Suite 300, Salt Lake City, Utah 84111.

Holders

As of December 31, 2022, there were 794 holders of record of our common stock and, 139,833,391 shares of our common stock were issued and outstanding.

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

Targets under National Broadband Policy

Description	Current	Before 2025		By 2030
Fixed Broadband Penetration	1.13%	>	15%	>	35%
Average Internet Usage/ Subscriber/Month (in GBs)	1.91%	>	20%	>	50%

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

Adjusted EBITDA for the year 2022 is US$ (0.118) million, whereas Adjusted EBITDA for the year 2021 is US$1.180 million. Net loss for the year 2022 is US$12.42 million, and net loss for the year 2021 was US$8.36 million We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	December 31,
	2022	2021
Net revenues	$11,620,515	$12,455,655
Adjusted EBITDA	$(118,201)	$(1,180,627)
Loss from Operations	$(10,379,728)	$(6,368,560)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Net revenue	$11,620,515	$12,455,655

GAAP net loss	(12,422,808)	(8,359,175)

Depreciation and amortization	4,520,814	5,126,044
Finance cost	1,820,605	1,775,497
Taxation	222,475	215,117
Exchange loss	5,740,713	61,889
Adjusted EBITDA	$(118,201)	$(1,180,627)

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations of 2022 were impacted by the decline in revenue, mainly by international termination quantum, whereas Adjusted EBITDA and loss from operations of 2021 were impacted by the decline in revenue mainly by lesser traffic (international minutes) originated/ terminated, Cable TV and fiber sale services.

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

Gross Margin: The Company recorded a gross margin of USD 2.47 million in 2022 compared to USD 1.83 million in 2021. The decrease was due to reduced rates in international termination operations resulting in a net decrease of USD 1.209 million in revenues thus resulting in a decrease in gross margins. Additionally, a decrease in broadband service revenues of USD 0.42 million also contributed to a decrease in gross margin. The broadband revenue decline is caused by depressed sales in fiber optic network solutions targeting the corporate and telecom operator segment. The decrease in international voice termination operations was on account of the decrease in rates compared to 2021 and the revenue of international clearing operations included in 2021.

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

Other income and expenses: The Company recorded other income of USD 0.68 million in 2022 compared to USD 1.28 million in 2021 and this decrease is mainly due to the liabilities written back in a prior year. Other expenses stood at USD 6.56 million for 2022 against USD 1.90 million in 2021.

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

We expect to raise a minimum of $5 million to a maximum of $10 million by September 30, 2023. Most likely shares will be placed at a 50% discount to the trading value of the common shares of the Company over a 30-day period.

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

The Company believes its balances of cash, and cash equivalents which totaled $3,120,573 as of December 31, 2022, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash oof $2,364,341 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,120,573 and $3,670,589 cash and cash equivalents as of December 31, 2022, and 2021, respectively. Which includes restricted cash of $2,364,341 and $3,086,091 that is not available for immediate ordinary business use.

Operating Activities: Net cash provided by operating activities decreased during the ongoing year by $ 5.68 million primarily due to a decrease in EBITDA mainly on account of a decline in international termination, FTTH sales and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the years ended December 31, 2022, and 2021 was $ (7.59) million and $ (1.91) million respectively.

Investing Activities: Net cash generated from investing activities for the years ended December 31, 2022, and 2021 was $ 0.08 million and $ 0.55 million, respectively. The increase in cash used was primarily due to the encashment of investments to augment the returns.

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

Business Combinations:

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires business combinations under the common control method. Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Class	Name/Position	Direct Ownership	Indirect Ownership	Total	Percent of Class (1)
Common	Dana Green, Chief Executive Officer, Director (2)(4)	11,157	9,219,860	9,231,017	6.60%
Common	Dean Christensen, Secretary (2)(5)	0	7,028	7,028	1%
Common	Charles J Bartolotta (2)	0	0	0	0%
Common	James A Gibbons (2)(6)	500,000	0	500,000	1%
Common	Mehmet Ulema (2)	0	0	0	0%
Total Common	All Officers and Directors as a Group (5 Persons)	511,157	9,226,888	9,738,045	7.06%
Common	Babar Ali Syed (3)	88,463,156	0	88,463,156	63.29%
Common	Muhammed Azhar (3) Saeed	28,445,122	0	28,445,122	20.04%
Common	Rhonda L Ahmad (7)	9,219,860	0	9,219,860	6.60%
Total Common	All Affiliates as a Group (8 persons)	126,639,295	9,226,888	135,866,183	97.21%

(1)	Based upon 139,833,391 common shares outstanding, as of December 31, 2022.
(2)	The business address for Dana Green, Dean Christensen, Charles J Bartolotta, James A Gibbons, and Mehmet Ulema is 3550 Barron Way Suite 13a, Reno, Nevada, USA.
(3)

The business address for Babar Ali Syed and Muhammed Azhar Saeed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.  These shareholders have common control on each entity WHI and its subsidiaries on the date of   reorganization of the Company.

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

Item 15. Exhibits and Financial Statements

(a)     Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation dated December 12, 2017
3.2	Amendment to Articles of Incorporation dated July 01, 2018
3.3	Amendment to Articles of Incorporation dated August 27, 2020
3.4	Articles of Merger dated March 02, 2022
3.5	Amendment to Articles of Incorporation dated March 23, 2022
3.6	By-Laws
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.
10.2	Employment Agreement between WorldCALL Public and Babar Ali Syed
10.3	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed
10.4	Employment Agreement between WorldCALL Public and Mansoor Ali
10.5	Lease agreement between Company and SatView Broadband Limited dated June 01, 2022
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021
10.7	Lease Agreement between WorldCALL Public and WorldCALL Private dated February 01, 2022
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11,2018
10.17	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020
10.18	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013
21	Subsidiaries of the Registrant
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: July 10, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 2023	By:	/s/ Dana Green
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

As disclosed in Note 2 to the financial statements, the Company has restated its 2021 and 2022 consolidated financial statements to reflect change in accounting policy of Business combinations and Reorganization.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CROWE HUSSAIN CHAUDHURY & CO. (CHARTERED ACCOUNTANTS)

PCOAB No. 1865

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Dated: 10 July, 2023 except for the effects of the restatement described in Note 2 of the Notes to the consolidated financial statements as to which the date is March 31, 2023.

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 and 2021
	2022	2021
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$756,232	$584,498
Restricted cash	2,364,341	3,086,091
Accounts receivable - net	3,302,580	766,103
Short term investments	171,529	314,816
Prepayments	14,839	18,492
Stores and spares	1,066,725	1,324,225
Loans and advances	3,668,905	5,470,584
Other receivables	1,178,698	1,227,757
Total current assets	12,523,849	12,792,566
Property, plant and equipment	23,715,533	32,242,824
Operating lease right-of-use assets	707,991	1,346,359
Intangible assets - net	15,486,688	23,560,380
Long term loans and other assets	3,637,739	5,726,686
Deferred tax asset	11,065,173	15,933,252
TOTAL ASSETS	$67,136,973	$91,602,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$28,027,230	$33,754,364
Current portion of non-current liabilities	5,267,245	4,717,445
Accrued interest	2,041,753	4,698,773
Short term borrowings	1,531,718	4,096,794
Provision for taxation - net	1,678,731	1,928,262
Total current liabilities	38,546,677	49,195,638
Term finance certificates	4,042,807	7,920,581
Long term financing - secured	1,376,205	1,090,537
Long term deposits and payable	1,807,353	2,135,272
License fee payable	200,586	254,732
Operating lease liability	955,681	1,955,414
Other payables	1,866,732	3,313,463
TOTAL LIABILITIES	$48,796,041	$65,865,637
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2022 and December 31, 2021 and issued 139,833,391 and 139,833,391 shares at December 31, 2022 and December 31, 2021.	13,983	13,983
Accumulated other comprehensive (loss) income	(769,359)	1,210,551
Non - controlling interest	49,773,971	48,332,168
Accumulated deficit	(34,741,377)	(27,883,987)
TOTAL SHAREHOLDERS’ EQUITY	18,340,932	25,736,430
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,136,973	$91,602,067

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021
		(Restated)
NET REVENUE	$11,620,515	$12,455,655
Direct operating costs	(9,148,232)	(10,621,191)
Other operating costs	(2,452,400)	(2,459,538)
Depreciation and amortization	(4,520,814)	(5,126,044)
Other expenses	(6,557,371)	(1,896,000)
OPERATING LOSS	(11,058,302)	(7,647,118)
OTHER:
Other income - net	678,574	1,278,557
Finance cost	(1,820,605)	(1,775,497)
LOSS BEFORE TAXATION	(12,200,333)	(8,144,058)
Taxation	(222,475)	(215,117)
NET LOSS	$(12,422,808)	$(8,359,175)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(6,857,390)	(4,721,025)
Non - controlling interest (NCI)	(5,565,418)	(3,638,150)
	(12,422,808)	(8,359,175)

Net loss per common share: basic and diluted - (a/b)	$(0.05)	$(0.03)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,833,391	139,833,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,422,808)	$(8,359,175)
Adjustment for non-cash charges and other items:
Depreciation and amortization	4,520,814	5,126,044
Gain on disposal of tangible assets	(5,903)	(136,821)
Revenue from Indefeasible Right of Use ("IRU") agreement - net	-	(1,118,475)
Interest accretion on liabilities	1,555,582	1,498,135
Loss on disposal of inventory	-	166,201
Liabilities written back on settlement with parties	(258,131)	(562,755)
Reversal of provision on miscellaneous assets	-	(299,788)
Post employment benefits	40,647	241,493
Income on deposits, advances and savings accounts	(6,330)	(190,857)
Exchange loss on liabilities	5,740,713	61,889
Provision for doubtful debts and other receivables	741,238	1,640,574
Bargain purchase gain	-	(407,451)
Changes in operating assets and liabilities:
Stores and spares	257,499	151,975
Trade debts	(2,536,477)	4,239,635
Loans and advances	1,801,679	(865,275)
Prepayments	3,653	14,896
Other receivables	49,058	(320,367)
Trade and other payables	(5,727,134)	(1,505,971)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(327,919)	1,599,806
Other payables	(1,446,731)	(111,149)
Long term loans and other assets	2,088,947	(2,067,808)
Post employment benefits paid	(8,295)	(10,315)
Income on deposit and savings accounts	6,330	190,857
Lease rental payments	(146,668)	(260,911)
Finance cost paid	(1,446,003)	(469,859)
Income tax paid	(61,983)	(153,425)
Net cash used in operating activities	(7,588,222)	(1,908,897)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal ( payment on purchase) of property and equipment - net	(103,394)	35,045
Proceeds from the encashment of short term investments	183,061	519,523
Net cash generated from investing activities	79,668	554,568
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	(389,187)	(156,478)
Repayment of long term financing	(293,795)	(89,735)
Short term borrowings - net	-	(1,165,089)
Net cash used in financing activities	(682,982)	(1,411,302)
Net Decrease in Cash and Cash Equivalents	(8,191,537)	(2,765,632)
Cash and Restricted Cash at the beginning of the year	3,670,589	3,636,417
Exchange effect	7,641,521	2,799,804
Cash and Restricted Cash at the End of the Year	$3,120,573	$3,670,589
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(61,983)	$(153,425)
Interest	$(1,446,003)	$(469,859)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021
	2022	2021
		(Restated)
NET LOSS	$(12,422,808)	$(8,359,175)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	56,121
Changes in fair value of financial assets through other comprehensive income	(3,168,316)	37,157
Foreign currency translation adjustment	(418,478)	(805,459)
Other Comprehensive loss- net of tax	(3,586,794)	(712,181)

COMPREHENSIVE LOSS	(16,009,602)	(9,071,356)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(8,837,301)	(5,137,652)
Non - controlling interest (NCI)	(7,172,301)	(3,933,704)
	(16,009,602)	(9,071,356)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock		Dividend on Preferred Stock	Common Shares		Accumulated Other Comprehensive Income			Non Controlling Interest	Accumulated Deficit	Total
Particulars	Shares	Amount		Shares	Amount	Other Comprehensive Loss	Translation Reserve	Total

Balance as at January 01, 2021	52,500	$2,978,090	$1,085,625	22,533,918	$2,253	$(179,482)	$1,806,659	$1,627,177	$51,512,557	$(10,666,388)	$46,539,315
Net loss attributable for the year	-	-	-		-	-	-	-	(3,638,150)	(4,721,025)	(8,359,175)
Other comprehensive loss for the year - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(295,555)	-	(712,181)
Total comprehensive income for the perio - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(3,933,705)	(4,721,025)	(9,071,356)
Adjustments under business reorganization arrangement (note 1)				117,299,473	11,730			-		-	11,730
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-		-	-	1,542,296	1,542,296
Translation and other adjustments duirng the year	-	-	-	-	-	-	-	-	753,316	(14,038,869)	(13,285,553)
Balance as at December 31, 2021 (Restated)	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,430

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,430
Net loss attributable for the year	-	-	-	-	-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the perio - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Translation adjustment	-	-	-	-	-	-	-	-	8,614,104	-	8,614,104
Balance as at December 31, 2022	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(1,873,824)	$1,104,465	$(769,359)	$49,773,971	$(34,741,377)	$18,340,932

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

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties and business of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”). This requirement was subsequently amended to change name to GlobalTech Corporation

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 16, 2022 Merger and Reorganization Agreement was amended on June 21, 2023 to September 30, 2023 for trading to commence. As of the filing of this amendment trading of shares has not commenced. The Company has applied for and received a Cusip number and has applied for a symbol.

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

Business Combinations— The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires business combinations under the common control method. Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The Plan and Agreement of Reorganization (as disclosed in note 1) has been accounted for as a reverse acquisition where EBI is a legal acquirer (the accounting acquiree) and WHI; is a legal acquiree (the accounting acquirer). The fair value of WHI’s net assets was reliably measured using trading price of WTL Stock. which was $0.012 as on the date of reorganization i.e., December 31, 2021.

In accordance with ASC 805-40, the fair value of the consideration effectively transferred has been calculated using the number of WHI’s shares that would have been issued to the shareholders of EBI on the acquisition date to give EBI’s shareholders an equivalent ownership interest in WHI as it has in the Company (WHI would had to issue 35,294 shares to EBI’s shareholders). Consideration effectively transferred has been computed to be approximately $423.53 (35,294 shares multiplied by the fair value of WTL’s shares of $0.012) against the assumed fair value of EBI’s net assets amounting to $419,181.

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

As per Guidance ASC 805-40-45-1, ASC 805-40-30-2, ASC 805-40-55-8 through ASC 805-40-55-10  (2.10 Reverse Acquisitions-Viewpoint-PwC): As on December 31, 2021, following accounting treatment has been applied to reflect this reverse acquisition and also separately disclosed as Adjustments under business reorganization arrangement (note 1) in the consolidated statement of changes in equity on page F-7 of this annual report 10-K.

CR. Common stock		$11,730
CR. Bargain Purchase Gain		$407,451
DR. Net Assets of EBI	$419,181
	$419,181	$419,181

This transaction resulted into a bargain purchase gain due to several factors including eventual listing of shares of common stock of the Company on NASDAQ in accordance with the applicable laws and regulations.

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

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 226.90 and Rs.178.67 as on December 31, 2022 and 2021, respectively.

Restatement of Prior Balances— The financial statements of the Company for the prior period i.e., December 31, 2021 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines and in response to the comments received from the SEC staff Letter dated May 30, 2023.

The restatements/reclassifications involve:

a)

The Company has changed acquisitions accounting methodology of WSL and Ferret to “Common Control Method” which has been disclosed in note 3 and on page F-11. This change has resulted into these adjustments to Goodwill, Additional Paid in Capital and other equity components.

b)	Shares issued under the Plan of Reorganization plan were 117,299,473 but erroneously reported as 117,229,473 due to a transposition error (refer to note 1).

c)

Bargain purchase gain of approximately $7 million recognized on the acquisition of Ferret has been reversed due to the change in accounting methodology as disclosed in note 3. Meanwhile, the Company has recognized bargain purchase gain of approximately $407k on reverse merger as disclosed on page F-11.

d)	Reclassification of the issuance from long term loans of approximately $2 million under operating activities in accordance with ASC 230-10-45.

	As Presented	Adjustment/	As Restated
	December 31, 2021	Reclassification	December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$(18,785,612)	$(29,546,556)	$(48,332,168)
Accumulated deficit (a)	$12,253,623	$15,630,364	$27,883,987
Common Stock (b)	$(13,976)	(7)	(13,983)

Statement of Operations
Other income - net ( c )	$9,032,291	(7,753,734)	1,278,557

Statement of Cash Flows
Long term loans and other assets (d)	$46,733	$(2,114,541)	$(2,067,808)

All these restatements are material to the Company’s consolidated financial statements. We have evaluated the materiality of the restatement in accordance with FASB guidance and SEC Staff Comments and determined that it requires appropriate disclosure and revision of these consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company has recognized its impact in the prior period as a result of early adoption and credit losses amounting to approximately $0.74 million has been recognized in the consolidated financial statements of the current reporting period.

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

3. ACQUISITIONS

	Ferret	WSL
Date of acquisition(s)	30-Nov-2021	30-Nov-2021
Property and equipment	-	30,983
Long term loans	16,576,630	2,987,911
Long term investments	5,849,298	5,197,957
Receivable from associates	-	7,216,311
Trade and other receivables	59,581	411,002
Short term investment	4,875,764	10,679
Cash and bank balances	375,600	20,753
Total assets	27,736,873	15,875,596
Long term loans	-	(6,163,627)
Loan from directors	-	(1,873,446)
long term payables	(1,613,556)	(4,814,974)
Short term borrowings	(47,993)	(2,113,637)
Accrued interest	(84,972)	(1,897,713)
Trade and other payables	(1,348)	(15,787)
Provision for taxation	-	(9,645)
Total liabilities	(1,747,869)	(16,888,829)
Net assets	$25,989,004	$(1,013,233)

As on November 30, 2021, WHI entered into its 100,000 shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i) all of the issued and outstanding capital stock of Ferret, and (ii) all of the Ferret assets and liabilities that were used in business.

As on November 30, 2021, WHI entered into its 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i).all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in business.

Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control.

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

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2022	2021
Considered good – unsecured	$3,302,580	$766,103
Considered doubtful – unsecured	2,174,759	1,435,077
	5,477,339	2,201,180
Less: Provision for expected credit losss	(2,174,759)	(1,435,077)
	$3,302,580	$766,103

Provision for expected credit losses has been approximately $739,000 and $1,435,000 for the year ended December 31, 2022 and 2021, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2022	2021
Operating fixed assets	$23,658,654	$32,136,588
Capital work-in-progress	56,880	106,236
	$23,715,533	$32,242,824
Operating fixed assets
Building on freehold land	$429,705	$545,699
Freehold land	225,729	310,684
Leasehold improvements	806,713	1,024,476
Plant and equipment	36,335,401	46,189,471
Office equipment	458,815	582,667
Vehicles	135,200	171,696
Computers	785,610	997,677
Furniture and fixtures	149,969	190,451
Laboratory and other equipment	94,687	120,247
	39,421,829	50,133,068
Less: Accumulated depreciation	(15,763,175)	(17,996,480)
	$23,658,654	$32,136,588

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

Line of credit facilities available from commercial banks under interest arrangements amounting to $0.14 million and $1.524 million, as on 31 December 2022 and 31 December 2021, respectively. These facilities are available at interest rate from 1 month to 3 months KIBOR (Karachi Interbank Offered Rate) plus 1.5% to 2.5% per annum (31 December 2021: 1 month to 3 months KIBOR plus 1.5% to 2.5% per annum), payable quarterly, on the balance outstanding. The interest charged during the year on outstanding balances ranged from 11.94% to 17.60% (31 December 2021: 8.79% to 11.51%) per annum, effectively. The Company is in negotiation with Banks for roll over of these facilities.

As on 31 December 2022 and 2021, the Company had no available yet-to-be-drawn available/committed borrowing facilities.

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

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on September 30, 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 11.39% to 16.62% (2021: 8.14% to 8.63%) per annum. The facility is secured against 1st joint pari-passu charge on present and future current and fixed assets excluding building of the Company for $2.35 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on 12th January 2021. Principal will be repaid in 54 stepped up monthly installments started from January 2022 till June 2026. Interest will be accrued and will be serviced in 24 equal monthly instalments, starting from July 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% & Capping 17%). The interest charged during the year on the outstanding balance ranged from 7.5% to 15.87% ((2021: 7.5% to 7.65%)) per annum. The facility is secured against 1st joint pari-passu charge on present and future current and fixed assets excluding land & the building & licenses/receivable of LDI & WLL) of the Company for $3.88 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.15 million and various personal properties of Directors.

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

26. SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company has acquired the remaining 52,500 Convertible Preference Shares (“CPS”) of WTL from Oman Telecommunication Company (S.O.A.G) as on May 26, 2023.

