Form 10-Q/A
period 2023-03-31
GlobalTech Corp
filed 2023-07-14
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:139,833,391 of Common Stock as of March 31, 2023

Document Incorporated by Reference: None

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 and DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$526,410	$756,231
Restricted cash	2,040,071	2,364,341
Accounts receivable - net	5,665,676	3,302,580
Short term investments	128,850	171,529
Prepayments	25,308	14,839
Stores and spares	848,061	1,066,725
Loans and advances	3,371,047	3,668,905
Other receivables	3,835,237	1,178,698
Total current assets	16,440,660	12,523,848
Property, plant and equipment	18,487,346	23,715,533
Operating lease right-of-use assets	538,102	707,991
Intangible assets - net	13,439,165	15,486,689
Long term loans and other assets	96,159	3,637,739
Deferred tax asset	8,331,746	11,065,173
TOTAL ASSETS	$57,333,178	$67,136,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$23,976,831	$28,027,230
Current portion of non-current liabilities	3,976,727	5,267,245
Accrued interest	1,757,690	2,041,753
Short term borrowings	1,235,098	1,531,718
Provision for taxation - net	1,325,423	1,678,731
Total current liabilities	32,271,769	38,546,677
Term finance certificates	2,946,793	4,042,807
Long term financing - secured	1,507,712	1,376,205
Long term deposits and payable	1,625,839	1,807,353
License fee payable	160,201	200,586
Operating lease liability	689,835	955,681
Other payables	1,334,869	1,866,732
TOTAL LIABILITIES	$40,537,018	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2023 and December 31, 2022 and issued 139,833,391 and 139,833,391 shares at March 31, 2023 and December 31, 2022.	13,983	13,983
Accumulated other comprehensive income	662,238	(769,359)
Non - controlling interest	49,396,266	49,773,970
Accumulated deficit	(37,340,043)	(34,741,377)
TOTAL SHAREHOLDERS’ EQUITY	16,796,160	18,340,932
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,333,178	$67,136,973

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,382,235)	$(1,195,116)
Adjustment for non-cash charges and other items:
Depreciation and amortization	707,176	1,125,585
Interest accretion on liabilities	369,213	494,491
Post employment benefits	11,576	56,249
Income on deposits, advances and savings accounts	(168)	(113,393)
Exchange loss on liabilities	3,071,100	145,658
Changes in operating assets and liabilities:
Stores and spares	218,665	257,499
Trade debts	(2,363,096)	(2,536,477)
Loans and advances	297,858	1,801,679
Short term investment	42,679	143,286
Prepayments	(10,469)	3,653
Other receivables	(2,656,539)	49,058
Trade and other payables	(4,050,399)	(5,727,134)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(181,514)	(327,919)
Other payables	(531,863)	(1,446,731)
Long term loans and other assets	3,541,580	2,088,946
Post employment benefits paid	(1,232)	(830)
Income on deposit and savings accounts	168	113,393
Lease rental payments	(27,927)	(146,668)
Finance cost paid	(59,034)	(257,385)
Income tax paid	(5,642)	(10,164)
Net cash used in operating activities	(6,010,101)	(5,482,318)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment - net	(9,087)	(123,235)
Proceeds from the encashment of short term investments	-	39,775
Net cash used in investing activities	(9,087)	(83,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	(389,187)
Repayment of long term financing	(67,237)	-
Net cash used in from financing activities	(67,237)	(389,187)
Net Decrease in Cash and Cash Equivalents	(6,086,425)	(5,954,964)
Cash and Restricted Cash at the beginning of the Period	14,772,761	3,670,590
Exchange effect	(6,119,855)	5,991,124
Cash and Restricted Cash at the End of the Period	$2,566,481	$3,706,750
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(5,642)	$(10,164)
Interest	$(59,034)	$(257,385)

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Dividend on			Additional	Accumulated Other Comprehensive Income			Non
	Preferred Stock		Preferred	Common Shares		Paid in	Other Comprehensive	Translation		Controlling	Accumulated
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Interest	Deficit	Total

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,431
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(495,973)	(699,143)	(1,195,116)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(440,554)	-	(1,061,576)
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(936,527)	(699,143)	(2,256,691)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-	-	-	2,153,526	-	2,153,526
Balance as at March 31, 2022	$52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(1,283,400)	$1,872,930	$589,529	$49,549,167	$(28,583,130)	$25,633,263

Balance as at January 01, 2023	52,500	$2,978,090	1,085,625	139,833,391	$13,983	$-	$(1,873,824)	$1,104,465	$(769,359)	$49,773,971	$(34,741,377)	$18,340,933
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(1,783,569)	(2,598,665)	(4,382,235)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	982,564	-	2,414,161
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(801,006)	(2,598,665)	(1,968,074)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-		-	423,300	-	423,300
Balance as at March 31, 2023	52,500	2,978,090	1,085,625	139,833,391	13,983	-	2,169,988	2,832,227	662,238	49,396,265	$(37,340,043)	$16,796,160

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

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties and business of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”).  This requirement was subsequently amended to change name to GlobalTech Corporation

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved.  On December 16, 2023 Merger and Reorganization Agreement was amended to September 30, 2023, for trading to commence.  As of the filing of this amendment trading of shares has not commenced.  The Company has applied for and received a Cusip number and has also applied for a symbol.

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

Business Combinations — The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires business combinations under the common control method. Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities' assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The Plan and Agreement of Reorganization (as disclosed in note 1) has been accounted for as a reverse acquisition where EBI is a legal acquirer (the accounting acquiree) and WHI; is a legal acquiree (the accounting acquirer). The fair value of WHI’s net assets was reliably measured using trading price of WTL Stock, which was $0.012 as on the date of reorganization i.e., December 31, 2021.

In accordance with ASC 805-40, the fair value of the consideration effectively transferred has been calculated using the number of WHI’s shares that would have been issued to the shareholders of EBI on the acquisition date to give EBI’s shareholders an equivalent ownership interest in WHI as it has in the Company (WHI would had to issue 35,294 shares to EBI’s shareholders). Consideration effectively transferred has been computed to be approximately $423.53 (35,294 shares multiplied by the fair value of WHI’s shares of $0.012) against the assumed fair value of EBI’s net assets amounting to $419,181.

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

Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination.  No fair value adjustments are made to the carrying amounts of the combining entities' assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control.

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

6. ACCOUNTS RECEIVABLE – NET

	March 31, 2023	December 31, 2022
Considered good - unsecured	$5,665,676	$3,302,580
Considered doubtful - unsecured	2,174,759	2,174,759
	7,840,435	5,477,339
Less: Provision for expected credit loss	(2,174,759)	(2,174,759)
	$5,665,676	$3,302,580

Provision for expected credit losses has been approximately nil and $741,603 for the three months ended March 31, 2023 and 2022, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2023	December 31, 2022
Operating fixed assets	$18,439,783	$23,658,654
Capital work-in-progress	47,563	56,879
	$18,487,346	$23,715,533
Operating fixed assets
Building on freehold land	$435,829	$429,705
Freehold land	181,169	225,729
Leasehold improvements	850,104	806,713
Plant and equipment	36,152,665	36,335,401
Office equipment	470,521	458,815
Vehicles	137,127	135,200
Computers	803,834	785,610
Furniture and fixtures	155,620	149,969
Laboratory and other equipment	96,037	94,687
	39,282,906	39,421,829
Less: Accumulated depreciation	(20,843,123)	(15,763,175)
	$18,439,783	$23,658,654

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

These TFCs are secured against first pair passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	March 31, 2023	December 31, 2022
Bank Islami Limited	292,386	$400,847
Allied Bank Limited	206,329	288,073
Askari Bank Limited	1,008,997	687,285
	$1,507,712	$1,376,205

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

23. SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company has acquired the remaining 52,500 Covertible Preference Shares (“CPS”) of WTL from Oman Telecommunication Company (S.O.A.G) as on May 26, 2023.

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

Updates on plans:

Long Distance and International traffic operations:

During the quarter our engagement with middle eastern operators has borne fruit. Our principal interconnect partner, ACMETEL has successfully enhanced traffic volumes in bulk arrangements and enhanced volume of traffic have started to flow. Correspondingly, business financial are reflected in this period quarter ending March 31 2023.

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

Blockchain:

Management has made a strategic decision to discontinue development of blockchain based upon current market conditions in Pakistan and to focus the company on its broadband strategy.  Company has not incurred any costs to date which are directly attributable to development of Blockchain.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2023, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective.

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

