Form 10-Q/A
period 2023-03-31
GlobalTech Corp
filed 2023-08-14
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO

FORM 10-Q/A

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1938338

GLOBALTECH CORPORATION

 (Exact NAme of registrant as specified in its charter)

Nevada	82-3926338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered.
Common	N/A

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 and DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$526,410	$756,231
Restricted cash	2,040,071	2,364,341
Accounts receivable - net	5,665,676	3,302,580
Short term investments	128,850	171,529
Prepayments	25,308	14,839
Stores and spares	848,061	1,066,725
Loans and advances	3,371,047	3,668,905
Other receivables	3,835,237	1,178,698
Total current assets	16,440,660	12,523,848
Property, plant and equipment	18,487,346	23,715,533
Operating lease right-of-use assets	538,102	707,991
Intangible assets - net	13,439,165	15,486,689
Long term loans and other assets	96,159	3,637,739
Deferred tax asset	8,331,746	11,065,173
TOTAL ASSETS	$57,333,178	$67,136,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$23,976,831	$28,027,230
Current portion of non-current liabilities	3,976,727	5,267,245
Accrued interest	1,757,690	2,041,753
Short term borrowings	1,235,098	1,531,718
Provision for taxation - net	1,325,423	1,678,731
Total current liabilities	32,271,769	38,546,677
Term finance certificates	2,946,793	4,042,807
Long term financing - secured	1,507,712	1,376,205
Long term deposits and payable	1,625,839	1,807,353
License fee payable	160,201	200,586
Operating lease liability	689,835	955,681
Other payables	1,334,869	1,866,732
TOTAL LIABILITIES	$40,537,018	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2023 and December 31, 2022 and issued 139,833,391 and 139,833,391 shares at March 31, 2023 and December 31, 2022.	13,983	13,983
Accumulated other comprehensive income	662,238	(769,359)
Non - controlling interest	49,396,266	49,773,970
Accumulated deficit	(37,340,043)	(34,741,377)
TOTAL SHAREHOLDERS’ EQUITY	16,796,160	18,340,932
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,333,178	$67,136,973

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Dividend on			Additional	Accumulated Other Comprehensive Income			Non
	Preferred Stock		Preferred	Common Shares		Paid in	Other Comprehensive	Translation		Controlling	Accumulated
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Interest	Deficit	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,431
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(495,973)	(699,143)	(1,195,116)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(440,554)	-	(1,061,576)
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(936,527)	(699,143)	(2,256,691)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-	-	-	2,153,526	-	2,153,526
Balance as at March 31, 2022 (Restated)	$52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(1,283,400)	$1,872,930	$589,529	$49,549,167	$(28,583,130)	$25,633,263

Balance as at January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,833,391	$13,983	$-	$(1,873,824)	$1,104,465	$(769,359)	$49,773,971	$(34,741,377)	$18,340,933
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(1,783,569)	(2,598,665)	(4,382,235)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	982,564	-	2,414,161
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(801,006)	(2,598,665)	(1,968,074)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-		-	423,300	-	423,300
Balance as at March 31, 2023 (Restated)	52,500	2,978,090	1,085,625	139,833,391	13,983	-	2,169,988	2,832,227	662,238	49,396,265	$(37,340,043)	$16,796,160

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

Accounts Receivable - net — Accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Restatement of Prior Balances— The financial statements of the Company for the prior period i.e., December 31, 2022 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines.

The restatements/reclassifications involve:

a)

The Company has corrected the acquisitions accounting methodology of WSL and Ferret to “Common Control Method” which has been disclosed in note 3. This change has resulted into these adjustments to Goodwill, Additional Paid in Capital and other equity components.

b)

Bargain purchase gain of approximately $7 million recognized on the acquisition of Ferret has been reversed due to the correction of error as disclosed in Note 3. Meanwhile, the Company has recognized bargain purchase gain of approximately $407k on reverse merger as disclosed on Note 2.

c)

The Company made changes in the disclosure related to the adoption of the recent accounting pronouncement for the expected credit losses. The Company adopted the new guidance as of January 1, 2023 instead of early adoption and there is no material impact on the consolidated financial statements upon adoption of this new guidance.

	As Presented December 31,	Adjustment/	As Restated December 31,
	2022	Reclassification	2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$(20,227,413)	$(29,546,557)	$(49,773,970)
Accumulated deficit (a)	$19,111,013	$15,630,364	$34,741,377
Common Stock (b)	$(13,976)	(7)	(13,983)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance January 1, 2023 and the adoption of this new guidance had no material impact of the consolidated financial statements. As per the new guidance accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2023, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were not effective.

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

GLOBALTECH CORPORATION

Dated: August 11, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 11, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

