Form 10-K/A
period 2022-12-31
GlobalTech Corp
filed 2023-08-16
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3 TO

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2022, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We have also considered the potential impact of additional material weaknesses on internal controls over financial reporting as a result of the restatements and management concluded that there were no additional material weakness. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

GLOBALTECH CORPORATION

Dated: August 15, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlobalTech Corporation (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022 and 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the financial statements, the Company has restated its 2021 and 2022 previously issued consolidated financial statements to reflect correction of error.

Material uncertainty relating to going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 25 to the consolidated financial statements a subsidiary of the Company, WorldCall Telecom Limited, has incurred loss after taxation of $7.16 million for the year ended December 31, 2022, and having accumulated losses amounting to $69.48 million as on that date. These conditions, along with the other factors like declining revenue and contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the subsidiary’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

F-2

/s/ CROWE HUSSAIN CHAUDHURY & CO. (CHARTERED ACCOUNTANTS)

PCOAB No. 1865

We have served as the Company’s auditor since 2020.

Islamabad, Pakistan

Dated: August 15, 2023

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock		Dividend on Preferred Stock	Common Shares		Accumulated Other Comprehensive Income			Non Controlling Interest	Accumulated Deficit	Total
Particulars	Shares	Amount		Shares	Amount	Other Comprehensive Loss	Translation Reserve	Total

Balance as at January 01, 2021	52,500	$2,978,090	$1,085,625	22,533,918	$2,253	$(179,482)	$1,806,659	$1,627,177	$51,512,557	$(10,666,388)	$46,539,315
Net loss attributable for the year	-	-	-		-	-	-	-	(3,638,150)	(4,721,025)	(8,359,175)
Other comprehensive loss for the year - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(295,555)	-	(712,181)
Total comprehensive income for the perio - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(3,933,705)	(4,721,025)	(9,071,356)
Adjustments under business reorganization arrangement (note 1)				117,299,473	11,730			-		-	11,730
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-		-	-	1,542,296	1,542,296
Translation and other adjustments duirng the year	-	-	-	-	-	-	-	-	753,316	(14,038,869)	(13,285,553)
Balance as at December 31, 2021 (Restated)	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,430

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(124,914)	$1,335,465	$1,210,551	$48,332,168	$(27,883,987)	$25,736,430
Net loss attributable for the year	-	-	-	-	-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the perio - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Translation adjustment	-	-	-	-	-	-	-	-	8,614,104	-	8,614,104
Balance as at December 31, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$(1,873,824)	$1,104,465	$(769,359)	$49,773,971	$(34,741,377)	$18,340,932

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

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties and business of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”). This requirement was subsequently amended to change name to GlobalTech Corporation.

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

e)

The Company made changes in the disclosure related to the adoption of the recent accounting pronouncement for the expected credit losses. The Company adopted the new guidance as of January 1, 2023 instead of early adoption and there is no material impact on the consolidated financial statements upon adoption of this new guidance.

	As Presented	Adjustment/	As Restated
	December 31, 2021	Reclassification	December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$(18,785,612)	$(29,546,556)	$(48,332,168)
Accumulated deficit (a)	$12,253,623	$15,630,364	$27,883,987
Common Stock (b)	$(13,976)	(7)	(13,983)

Statement of Operations
Other income - net ( c )	$9,032,291	(7,753,734)	1,278,557
Net income (loss) per common share: basic and diluted	0.02	(0.05)	(0.03)

Statement of Cash Flows
Long term loans and other assets (d)	$46,733	$(2,114,541)	$(2,067,808)

The above adjustments resulted in the restatement of consolidated financial statements for 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance on January 1, 2023 and the adoption of this new guidance had no material impact of the consolidated financial statements. As per the new guidance accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2022	2021
Considered good – unsecured	$3,302,580	$766,103
Considered doubtful – unsecured	2,174,759	1,435,077
	5,477,339	2,201,180
Less: Provision for doubtful accounts receivable	(2,174,759)	(1,435,077)
	$3,302,580	$766,103

Provision for doubtful accounts receivable  has been approximately $739,000 and $1,435,000 for the year ended December 31, 2022 and 2021, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2022	2021
Operating fixed assets	$23,658,654	$32,136,588
Capital work-in-progress	56,880	106,236
	$23,715,533	$32,242,824
Operating fixed assets
Building on freehold land	$429,705	$545,699
Freehold land	225,729	310,684
Leasehold improvements	806,713	1,024,476
Plant and equipment	36,335,401	46,189,471
Office equipment	458,815	582,667
Vehicles	135,200	171,696
Computers	785,610	997,677
Furniture and fixtures	149,969	190,451
Laboratory and other equipment	94,687	120,247
	39,421,829	50,133,068
Less: Accumulated depreciation	(15,763,175)	(17,996,480)
	$23,658,654	$32,136,588

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

The conversion option is not exercisable by the holder at any time until the mandatory conversion date. Initially, CPS were to be mandatorily converted to ordinary shares upon culmination of 5th anniversary, later mandatory conversion date is extended till December 31, 2024. For this reason, they were not included in the calculation of WTL on a fully diluted basis.  As such, we have substantive control of more than 50% of the voting interest in WTL as of the date of merger. Subsequently we acquired the remaining 52,500 CPS of WTL from Oman Telecommunication Company on May 26, 2023.CPS shall be converted at the conversion ratio defined in the agreement at 10% discount on share price after first anniversary and thereby increased by 10% additional discount for each completed year of anniversary.

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

