Form 10-Q
period 2023-06-30
GlobalTech Corp
filed 2023-08-18
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:139,833,391 of Common Stock as of June 30, 2023

Document Incorporated by Reference: None

We are a controlled company as 63.30% of our issued and outstanding shares are held by Babar Ali Syed.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on August 16, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 and DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$750,478	$756,231
Restricted cash	2,112,494	2,364,341
Accounts receivable - net	4,649,036	3,302,580
Short term investments	116,918	171,529
Prepayments	13,546	14,839
Stores and spares	830,954	1,066,725
Loans and advances	3,582,727	3,668,905
Other receivables	1,343,933	1,178,698
Total current assets	13,400,087	12,523,848
Property, plant and equipment	17,912,852	23,715,533
Operating lease right-of-use assets	488,101	707,991
Intangible assets - net	12,247,765	15,486,689
Long term loans and other assets	5,185,355	3,637,739
Deferred tax asset	8,257,196	11,065,173
TOTAL ASSETS	$57,491,354	$67,136,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$24,916,288	$28,027,230
Current portion of non-current liabilities	4,222,013	5,267,245
Accrued interest	2,000,387	2,041,753
Short term borrowings	1,216,113	1,531,718
Provision for taxation - net	1,341,848	1,678,731
Total current liabilities	33,696,649	38,546,677
Term finance certificates	2,640,916	4,042,807
Long term financing - secured	1,529,655	1,376,205
Long term deposits and payable	1,190,271	1,807,353
License fee payable	158,527	200,586
Operating lease liability	675,646	955,681
Other payables	589,379	1,866,732
Total non-current liabilities	6,784,393	10,249,365
TOTAL LIABILITIES	$40,481,042	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred shares	-	2,978,090
Dividend on preferred shares	-	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at June 30, 2023 and December 31, 2022 and issued 139,833,391 and 139,833,391 shares at June 30, 2023 and December 31, 2022.	13,983	13,983
Accumulated other comprehensive loss	(1,703,488)	(769,359)
Accumulated deficit	(33,915,953)	(34,741,377)
Shareholders’ Equity Attributable to the Parent Company	(35,605,458)	(31,433,038)
Non - controlling interest	52,615,771	49,773,970
TOTAL SHAREHOLDERS’ EQUITY	17,010,312	18,340,932
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,491,354	$67,136,973

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	2023	2022	2023	2022
NET REVENUE	$2,817,665	$2,690,757	$5,286,038	$5,644,880
Direct operating costs	(2,642,855)	(1,597,735)	(4,781,677)	(3,410,953)
Other operating costs	(591,510)	(593,986)	(1,072,650)	(1,145,877)
Depreciation and amortization	(696,730)	(1,216,795)	(1,403,906)	(2,342,381)
Other expenses	(948,190)	386,475	(4,023,009)	(537,408)
OPERATING LOSS	(2,061,620)	(1,104,235)	(5,995,204)	(1,791,739)
OTHER:
Other income - net	3,066,730	510,371	3,082,282	785,095
Finance cost	(484,379)	(828,380)	(909,474)	(1,574,609)
INCOME/(LOSS) BEFORE TAXATION	520,731	(1,422,244)	(3,822,396)	(2,581,253)
Taxation	(41,624)	(32,767)	(80,732)	(68,873)
NET LOSS	$479,107	$(1,455,011)	$(3,903,128)	$(2,650,127)
NET INCOME/(LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	264,467	(851,181)	(2,154,526)	(1,550,324)
Non - controlling interest (NCI)	214,640	(603,829)	(1,748,601)	(1,099,803)
	479,107	(1,455,011)	(3,903,128)	(2,650,127)

Net loss per common share: basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	139,833,391	139,833,391	139,833,391

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,903,128)	$(2,650,127)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,403,906	2,342,381
Interest accretion on liabilities	800,140	1,674,721
Revenue from Indefeasible Right of Use ("IRU") agreement	-	(1,965,154)
Liabilities written back	-	(81,890)
Post employment benefits	11,576	105,519
Income on deposits, advances and savings accounts	(313,290)	(154,906)

Changes in operating assets and liabilities:
Stores and spares	235,771	171,349
Trade debts	(1,346,456)	(4,158,340)
Loans and advances	86,178	28,679
Short term investment	54,611	(757,909)
Prepayments	1,293	403,170
Other receivables	(165,234)	18,414
Trade and other payables	(3,110,942)	(3,515,639)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(617,082)	725,895
Other payables	(1,277,353)	(840,893)
Long term loans and other assets	(1,547,615)	2,088,946
Post employment benefits paid	(10,891)	(830)
Income on deposit and savings accounts	313,290	154,906
Lease rental payments	(62,337)	(64,204)
Finance cost paid	(281,941)	(1,018,655)
Income tax paid	(56,983)	(99,347)
Net cash used in operating activities	(5,770,872)	(7,593,912)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment - net	(17,074)	(53,257)
Proceeds from the encashment of short term investments	-	39,775
Net cash used in investing activities	(17,074)	(13,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	(353,322)
Repayment of long term financing	(67,237)	(121,974)
Short term borrowings - net	-	(133,482)
Net cash used in from financing activities	(67,237)	(608,778)
Net Decrease in Cash and Cash Equivalents	(5,855,183)	(8,216,172)
Cash and Cash Equivalents at the beginning of the Period	3,120,573	2,679,401
Exchange effect	5,597,584)	9,239,560
Cash and Cash Equivalents at the End of the Period	$2,862,973	$3,702,790
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(56,983)	$(99,347)
Interest	$(281,941)	$(1,018,655)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	2023	2022	2023	2022
NET INCOME/(LOSS)	$479,107	$(1,455,011)	$(3,903,128)	$(2,650,127)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	-	-	-
Changes in fair value of financial assets through other comprehensive income	(27,062)	5,697,867	(526,495)	3,717,549
Foreign currency translation adjustment	(237,892)	4,486,985	2,675,703	5,405,728
Other Comprehensive income (loss) - net of tax	(264,954)	10,184,852	2,149,208	9,123,277

COMPREHENSIVE INCOME/( LOSS)	214,153	8,729,842	(1,753,920)	6,743,150

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$118,213	$5,106,957	$(968,164)	$(3,786,793)
Non - controlling interest (NCI)	95,941	3,622,884	(785,756)	(2,686,357)
Comprehensive (Loss) income attributable to GLOBALTCH	214,153	8,729,842	(1,753,920)	(6,437,150)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(124,914)	$1,335,465	$1,210,551	$(27,883,987)	$48,332,168	$25,736,431
Net loss attributable for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,302,972)	(1,347,154)	(2,650,127)
Other comprehensive loss for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	-	452,907	9,123,277
Total comprehensive income for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	(1,302,972)	(894,247)	6,473,151
Translation and other adjustments for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$5,383,105	$4,497,815	$9,880,920	$(29,186,960)	$49,591,447	$34,363,106

Balance as of January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,833,391	$13,983	$-	$(1,873,824)	$1,104,465	$(769,359)	$(34,741,377)	$49,773,971	$18,340,932
Net loss attributable for the six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,334,198)	(1,568,929)	(3,903,128)
Other comprehensive loss for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,569,446	1,270,405	-	878,803	2,149,208
Total comprehensive income for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,596,446	1,270,405	(2,334,198)	(690,126)	(1,753,920)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the six months ended June 30, 2023	-	-	-	-	-	-	-		-	-	423,300	423,300
Balance as at June 30, 2023	-	-	-	139,833,391	13,983	-	(2,199,864)	496,377	(1,703,488)	(33,915,953)	$52,615,771	$17,010,312

The accompanying consolidated notes are an integral part of these consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at April 01, 2022	52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$(1,283,400)	$1,872,929	$589,529	$(28,583,130)	$49,549,167	$25,633,263
Net loss attributable for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(603,829)	(851,181)	(1,455,011)
Other comprehensive loss for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	-	893,461	10,184,852
Total comprehensive income for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	(603,829)	42,280	8,729,842
Translation and other adjustments for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,833,391	$13,983	$-	$5,383,105	$4,497,815	$9,880,920	$(29,186,960)	$49,591,447	$34,363,106

Balance as of April 01, 2023	52,500	$2,978,090	1,085,625	139,833,391	$13,983	$-	$(2,169,988)	$2,832,227	$662,238	$(37,340,043)	$49,396,265	$16,796,160
Net loss attributable for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	264,467	214,640	479,107
Other comprehensive loss for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	-	(103,761)	(264,954)
Total comprehensive income for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	264,467	110,879	214,154
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the three months ended June 30, 2023	-	-	-	-	-	-	-		-	-	-	-
Balance as at June 30, 2023	-	-	-	139,833,391	13,983	-	(2,199,864)	496,377	(1,703,488)	(33,915,953)	$52,615,771	$17,010,312

The accompanying consolidated notes are an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

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

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved.  On December 16, 2023, Merger and Reorganization Agreement was amended to September 30, 2023, for trading to commence.  As of the filing of this amendment trading of shares has not commenced.  The Company has applied for and received a Cusip number and has also applied for a symbol.

1.1. Legal Subsidiaries

1.1.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through shareholders in aggregate 55.2% of shares and control in WorldCall Telecom Limited (“WTL”).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s year-end financial statements on Form 10-K/A filed with the Securities and Exchange Commission on August 16, 2023.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.  The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Going Concern – The Company incurred a loss of $3.90 million during the six months ended June 30, 2023. As of June 30, 2023, the Company’s accumulated loss stands at $33.92 million and its current liabilities exceed its current assets by $20.30 million. These conditions, along with other factors like declining revenue indicate the existence of material uncertainties that cast significant doubt about the Company’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Significant Accounting Policies:

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

We derive revenue from six primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, and (6) Advertisement Services. All our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.  We act as the principal in all revenue transactions.

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

Business Combinations – Third Party— The Company accounts for third party business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint and utilizes data such as discounted cash flow analysis and replacement cost models. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows, discount rates, and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Business Combinations – Common Control — The Company accounts for common control business combinations under the provisions of ASC 805, Business Combinations, which requires business combinations under the common control method. Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities' assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

As per Guidance ASC 805-40-45-1, ASC 805-40-30-2, ASC 805-40-55-8 through ASC 805-40-55-10: As on December 31, 2021, following accounting treatment has been applied to reflect this reverse acquisition and also separately disclosed as Adjustments under business reorganization arrangement (note 1) in the consolidated statement of changes in equity on page F-7 of our annual report 10-K/A for the year ended December 31, 2022.

CR. Common stock		$11,730
CR. Bargain Purchase Gain		$407,451
DR. Net Assets of EBI	$419,181
	$419,181	$419,181

This transaction resulted in a bargain purchase gain due to several factors including eventual listing of shares of common stock of the Company on NASDAQ in accordance with the applicable laws and regulations.

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

Loans and advances are carried at fair value through profit or loss and are initially recognized at fair value and transaction costs are expensed in the statement of profit or loss account. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the six months ended June 30, 2023 and 2022.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 287.10 and Rs.226.90 as on June 30, 2023 and December 31, 2022, respectively.

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

	As Presented		As Restated
	December 31, 2022	Adjustment/ Reclassification	December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$(20,227,413)	$(29,546,557)	$(49,773,970)
Accumulated deficit (a)	$19,111,013	$15,630,364	$34,741,377
Common Stock (b)	$(13,976)	(7)	(13,983)

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments are not required to be implemented until after 2022 for public entities. The Company adopted this standard on January 1, 2023 and there was no impact on the consolidated financial statements as a result of the adoption of this standard.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. The Company adopted this update on January 1, 2023.  The Company determined that this update did not have a significant impact on the consolidated financial statements.

3. ACQUISITIONS (RESTATED)

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

As on November 30, 2021, WHI entered into its 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in business.

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

4. CASH AND BANK

	June 30, 2023	December 31, 2022
	(Unaudited)
Cash at bank
Current accounts	$603,714	$182,270
Savings accounts	16,438	112,438
	620,152	294,708
Cash in hand	130,325	461,323
Pay orders in hand	-	200
	$750,478	$756,231

5. RESTRICTED CASH

	June 30, 2023	December 31, 2022
	(Unaudited)
Deposit in escrow account	$1,867,962	$2,061,124
Margin and other deposits	244,532	303,217
	$2,112,494	$2,364,341

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $69,662 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	June 30, 2023	December 31, 2022
	(Unaudited)
Considered good - unsecured	$4,649,036	$3,302,580
Considered doubtful - unsecured	2,174,759	2,174,759
	6,823,795	5,477,339
Less: Provision for expected credit loss	(2,174,759)	(2,174,759)
	$4,649,036	$3,302,580

Provision for expected credit losses has been approximately $0 and $741,603 for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2023	December 31, 2022
	(Unaudited)
Operating fixed assets	$17,856,026	$23,658,654
Capital work-in-progress	56,827	56,879
	$17,912,852	$23,715,533
Operating fixed assets
Building on freehold land	$435,829	$429,705
Freehold land	181,169	225,729
Leasehold improvements	850,104	806,713
Plant and equipment	36,152,665	36,335,401
Office equipment	470,521	458,815
Vehicles	137,127	135,200
Computers	803,834	785,610
Furniture and fixtures	155,620	149,969
Laboratory and other equipment	96,037	94,687
	39,282,906	39,421,829
Less: Accumulated depreciation	(21,426,880)	(15,763,175)
	$17,856,026	$23,658,654

Useful life of operating fixed assets is ranging between 5 years to over 20 years. There has not been significant additions and disposals have been made during the six months ended June 30, 2023 and 2022. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

Detail of additions	June 30, 2023

Leasehold improvements	$7,011
Plant and equipment	7,844
Office equipment	878
Furniture and fixtures	954
Computers	387
$17,074

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Six Months Ended
	June 30,
	2023	2022
Operating lease cost	$158,802	$224,662
Short term lease cost	10,136	14,340
	$168,938	$239,003

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$488,101	$707,991

Current operating lease liabilities	195,695	418,607
Non-Current operating lease liabilities	675,646	955,681
	$871,341	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(99,151)	(318,297)
Foreign exchange loss	(120,740)	(320,071)
ROU Assets - net	$488,101	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.68	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended
	June, 30
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,337	$146,668

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023 (six months)	$69,295
2024	144,223
2025	156,727
2026	169,661
2027	174,244
Thereafter	620,521
Total lease payments	$1,334,671
Less: imputed interest	$(463,330)
Total lease obligations	$871,341
Less: current obligations	$195,695
Long-term lease obligations	$675,646

9. INTANGIBLE ASSETS – NET

	June 30, 2023	December 31, 2022
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	23,839	23,504
IRU - media cost	19,478,961	23,689,827
Software	50,422	49,714
	24,189,421	28,399,244
Less: Accumulated amortization - net	(11,941,656)	(12,912,555)
	$12,247,765	$15,486,689

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

As of June 30, 2023, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2023 (six months)	$395,591
2024	791,182
2025	791,182
2026	791,182
2026	791,182
Thereafter	8,687,445
$12,247,765

10. TRADE AND OTHER PAYABLES

	June 30, 2023	December 31, 2022
	(Unaudited)
Trade creditors	$10,499,392	$11,634,923
Accrued and other liabilities	4,558,347	4,961,552
Payable to PTA against APC charges	6,151,829	7,784,002
Payable against long term investment	153,257	193,918
Contract liabilities	2,862,341	2,541,600
Withholding taxes payable	258,944	297,868
Sales tax payable	309,794	458,515
Security deposits	122,382	154,852
	$24,916,288	$28,027,230

Trade creditors: This includes payable to PTA amounting to $2.02 million and $2.54 million as on June 30, 2023 and December 31, 2022, respectively. Out of this $1.82 million (December 31, 2022: $2.26 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.08 million and $0.10 million as on June 30, 2023 and December 31, 2022, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	June 30, 2023	December 31, 2022
	(Unaudited)
Term finance certificates	$2,336,071	$2,463,732
Mark-up payable on TFCs	1,349,990	1,422,080
Long term financing	340,257	962,825
Lease liabilities	195,695	418,608
	$4,222,013	$5,267,245

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	June 30, 2023	December 31, 2022
	(Unaudited)
Short term borrowings	$199,512	$219,329
Term finance certificates	1,800,875	1,760,140
Long term financing	-	62,284
	$2,000,387	$2,041,753

13. SHORT TERM BORROWINGS

	June 30, 2023	December 31, 2022
	(Unaudited)
Line of credit facility -commercial banks	$159,611	$202,541
Line of credit facility - others	1,056,502	1,329,177
	$1,216,113	$1,531,718

Line of credit facility – commercial banks:

During the year ended 31 December 2022, Company restructured one of its line of credit facility with Askari Bank Limited amounting $1.27 million which is transferred to long term financing due to restructuring for detail refer Note 15.

Line of credit facilities available from commercial banks under interest arrangements amounting to $0.11 million and $0.14 million, as on June 30, 2023 and December 31, 2022, respectively. These facilities are available at interest rate from 1 month to 3 months KIBOR (Karachi Interbank Offered Rate) plus 1.5% per annum (31 December 2022: 1 month to 3 months KIBOR plus 1.5% to 2.5% per annum), payable quarterly, on the balance outstanding. The mark up charged during the six months ended June 30, 2023 on outstanding balances at 18.52% to 22.44% (December 31, 2022: 11.19% to 17.60%) per annum, effectively. The Company is in negotiation with Banks for roll over of these facilities.

As on June 30, 2023 and December 31, 2022, the Company had no available yet-to-be-drawn available / committed borrowing facilities.

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

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	June 30, 2023	December 31, 2022
	(Unaudited)
Loan from other parties	$89,502	$96,108
Loan from related party	208,200	263,479
Loan from Elahi Group of Companies	758,801	969,590
	$1,056,502	$1,329,177

Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

Loan from third parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detailed below.

	June 30, 2023	December 31, 2022
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	3,973
Wisdom Information Technology Solution	-	23,388
	$89,502	$96,108

14. TERM FINANCE CERTIFICATES (TFCs)

	June 30, 2023	December 31, 2022
	(Unaudited)
Opening balance	$7,458,750	$7,847,937
Repayments	-	(389,187)
	7,458,750	7,458,750
Current portion	(2,144,511)	(2,463,737)
	5,314,240	4,995,013
Add: Deferred markup	952,619	1,421,704
Exchange adjustment	(3,625,943)	(2,373,910)
Closing balance	$2,640,916	$4,042,807

Term finance certificates (TFCs) have a face value of $17.42 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2022: six-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the six months ended June 30, 2023, on the outstanding balance ranged from 17.10% to 22.15% (December 31, 2022:  8.76% to 17.10%) per annum.

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

The Company has not paid due quarterly installments of June 2019 to June 2023 amounting USD 1.95 million. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Last year in January 2022 Trustee has sold 24.63 million shares for the amount of $0.198 million ($0.128 million settled against principal and $0.069 million against accrued mark-up) and in February 2022 Trustee has sold further 25.75 million shares for the amount of $ 0.20 million ($0.12 million settled against principal and $0.08 million against accrued mark-up) to recover o/s installments of June 2019, September 2019 and Dec 2019.

These TFCs are secured against first pair passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	June 30, 2023	December 31, 2022
	(Unaudited)
Bank Islami Limited	302,292	$400,847
Allied Bank Limited	182,456	288,073
Askari Bank Limited	1,044,908	687,285
	$1,529,656	$1,376,205

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 17.5% to 22.83% (2022: 11.39% to 16.62%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.86 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on 12th January 2021. Principal will be repaid in 29 installments starting from Feb 2022 till May 2026. Interest will be accrued and will be serviced in 24 equal monthly instalments, starting from July 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% & Capping 17%). The interest charged during the year on the outstanding balance ranged from 15.87% to 17% (2022: 7.65% to 15.87%) per annum. The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & the building & licenses/receivable of LDI & WLL) of the Company for $3.07 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.011 million and various personal properties of Directors.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective markup rate applicable will be 1MK - 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 14.4% to 19.70% (2022: 13.46% to 14.61%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh., Pakistan.

16. LICENSE FEE PAYABLE

	June 30, 2023	December 31, 2022
	(Unaudited)
License fee payable	$158,527	$200,586
	$158,527	$200,586

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

17. CONTINGENCIES AND COMMITMENTS

There is no significant change in the status of contingencies and commitments from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 16, 2023.

18. NET REVENUE

	Six Months Ended June 30,
	2023	2022
Telecom services	$4,470,428	$2,835,748
Broadband services	558,844	2,804,457
Other services	22,040	80,185
Gross Revenue	5,321,311	5,720,389
Less: Discounts	(1,027)	(2,819)
Less: Sales tax	(34,247)	(72,690)
Total Revenue	$5,286,038	$5,644,880

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

The following table represents a disaggregation of revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Telecom Services:
International termination services	4,740,428	2,835,748
	$4,740,428	$2,835,748
Broadband Services:
IRU services	-	2,076,465
Cable TV and internet services	269,010	385,511
Metro fibre solutions	198,218	228,970
Capacity sale services	91,416	108,422
Advertisement services	-	5,088
	$558,644	$2,804,456

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

Deferred revenue was $9,351 as on June 30, 2023, and $34,442 as on December 31, 2022.

19. DIRECT OPERATING COSTS

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Interconnect, settlement and other charges	$4,023,136	$1,962,965	$2,286,965	$957,679
Salaries, wages and benefits	244,591	346,937	117,895	162,939
Bandwidth and other PTCL charges	123,677	85,597	62,644	31,960
Power consumption and rent	105,798	194,787	55,892	52,985
Network maintenance and insurance	45,767	6,314	36,604	(32,931)
PTA fees	23,556	30,810	9,232	12,881
Cable license fee	26,054	69,164	16,195	40,154
Annual spectrum fee	32,440	47,932	16,123	107
Stores and spares consumed	-	59,117	-	59,117
Metro fiber cost	-	103,611	-	48,381
Fees and subscriptions	-	110,386	(29,370)	75,625
Content cost	2,911	89,714	1,815	84,129
Security services	3,214	3,801	1,598	2,140
Others	150,533	299,818	67,876	102,569
	$4,781,677	$3,410,953	$2,642,855	$1,597,735

20. FINANCE COST

	Six Months Ended June 30,
	2023	2022
Unwinding of discount on liabilities	$109,335	$472,477
Interest on term finance certificates	457,798	344,616
Interest on long term loan	257,877	45,392
Interest on short term borrowings	12,988	607,975
Finance charges on lease liabilities	59,650	86,428
Bank charges and commission	11,826	17,721
	$909,474	$1,574,609

21. TAXATION

The provision (benefit) for income taxes for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023	2022
Current provision
For the period	$80,732	$68,873
Prior periods	-	-
Total current provision	80,732	68,873
Deferred provision	-	-
Total provision	$80,732	$68,873

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Six Months Ended June 30,
	2023	2022
Current provision
Federal	$-	$-
State	-	-
Foreign	80,732	68,873
Total current provision	80,732	68,873
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total provision	$80,732	$68,873

The components of the Company’s deferred income taxes as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$9,051,445	$19,169,614
Provision for doubtful debts	3,135,472	4,878,530
Post employment benefits	222,605	314,490
Provision for stores and spares & stock-in-trade	4,086	6,565
Provision for doubtful advances and other receivables	289,161	464,426
	12,702,769	24,833,625
Liability for deferred taxation comprising temporary differences on other liabilities	(4,445,572)	(10,380,642)
Exchange translation adjustment	-	(3,387,811)
Deferred tax asset	$8,257,196	$11,065,173

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Worldcall Business Solutions (Private) Limited Expenses borne on behalf of associate	$24,605	$30,597	$14,411	$15,956
Worldcall Business Solutions (Private) Limited Interest charges	$54,313	$26,011	$42,557	$12,634
Worldcall Cable (Private) Limited Interest charges	$1,278	$683	$507	$358
ACME Telecom (Private) Limited Interest charges	$18	$10	$18	$4
Worldcall Ride Hail (Private) Limited Interest charges	$10	$5	$2	$-
Key management personnel Advances against expenses disbursed (adjusted) - net	$11,109	$(5,774)	$(38,558)	$(68,351)

	June 30, 2023	December 31, 2022
	(Unaudited)

Worldcall Business Solutions (Private) Limited Other receivable	$445,866	$474,774
Worldcall Cable (Private) Limited Other receivable	$10,246	$11,516
AMB Management Consultants (Pvt.) Ltd Short term loan	$(208,200)	$(263,479)
ACME Telecom (Private) Limited Other receivable	$145	$163
Worldcall Ride Hail (Private) Limited Other receivable	$79	$95

As on June 30, 2023 and December 31, 2022, outstanding balance from key management personnel was approximately $582,968 and $759,017, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.55 million and $0.94 million interest free loan to its director as on June 30, 2023 and December 31, 2022, respectively, which is repayable at discretion of the Company.

23. PREFERRED SHARES

During the six months ended June 30, 2023, the Company acquired the remaining convertible preference shares (“CPS”) of WorldCall Telecom Limited of 52,500 from Oman Telecommunication Company, previously held under a lockup agreement, and then sold CPS of WorldCall Telecom Limited of 22,500 to a third party.  The CPS shares owned by the Company have been eliminated in consolidation and the transaction resulting from the sale of 22,500 CPS to a third party has been recorded as non-controlling interest in the consolidated statement of shareholders’ equity.

24. SUBSEQUENT EVENTS

On August 09, 2023, 13,000 of Worldcall Telecom Limited’s CPS owned by a third party were converted into 679,126,319 common shares and 3,000 of Worldcall Telecom Limited’s CPS owned by the Group were converted into 156,721,458 common shares.

The Group evaluated subsequent events and transactions that occurred after the balance sheet date up to August 16, 2023, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the above that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 16, 2023.

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

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the Consumer’s Choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in their months ended June 30, 2023, primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

Our financial numbers, the Revenue of broadband decreased by $2.24 million. The decrease in revenue is mainly due to revenue of duct sales recognized in the corresponding period of last year. Nonetheless, customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and the same is substantiated by the marginal increase recorded this year.

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

FTTH is not dependent upon Network electrical power, rather it requires power at our central switch and customer premises. The continuous availability of service to our end users is of extreme importance.

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

International termination revenue is one of the major revenue streams, which increased by $1.90Million due to a increase in volume of international termination and increase in exchange rate. Volume increase was on account of bulk traffic arrangements and exchange rate increase is on account of USD value appreciation against Pakistani Rupee.

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

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 4.74 million during the six months ended June 30, 2023 compared to US$ 2.83 million during six months ended June 30, 2022, this increase of approximately US$ 1.90 million was primarily due to the increase in volume of international termination business. Broadband services generated revenue of US$ 0.55 million during six months ended June 30, 2023 compared to US$ 2.80 million during six months ended June 30, 2022. This decrease of US$ 2.24 million is due to recognition of duct sale in corresponding period of last year.

Adjusted EBITDA for the six months ended June 30, 2023 is US$ 2.51 million, whereas Adjusted EBITDA for the corresponding period June 30, 2022 is US$1.86 million. Net loss for the six months ended June 30, 2023 is US$3.90 million, and net loss for the six months ended June 30, 2022 was US$2.60 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Six Months Ended June 30,
	2023	2022
Net revenues	$5,286,038	$5,644,880
Adjusted EBITDA	$2,506,600)	$1,862,143
Loss from Operations	$(2,912,922)	$(1,006,644)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Net revenue	$5,286,038	$5,644,880

GAAP net loss	(3,903,128)	(2,650,127)

Depreciation and amortization	1,403,906	2,342,381
Finance cost	909,474	1,574,609
Taxation	80,732	68,873
Exchange loss	4,015,616	526,406
Adjusted EBITDA	$2,506,600)	$1,862,143

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations during the six months ended June 30, 2023 were impacted by the decline in revenue, mainly due to duct sale recognized in corresponding period of last year, whereas Adjusted EBITDA and income from operations during the six months ended June 30,2022 were impacted by the increase in revenue mainly by  rise in traffic (international minutes) originated/ terminated.

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

Gross Margin: The Company recorded a gross margin of USD 0.50 million during the six months ended June 30, 2023 compared to USD 2.23 million during the six months ended June 30, 2022. The decrease was due to duct sale recognized in corresponding period of last year and currency devaluation resulting in a net decrease of USD 0.36 million in revenues thus resulting in a decrease in gross margins.

Direct operating costs: Direct operating costs stood at USD 4.78 million during the six months ended June 30, 2023 compared to USD 3.41 million during the six months ended June 30, 2022. The increase in direct cost is mainly due to interconnect cost, which is aligned with termination revenue and increase in exchange rate.  Operating costs remain practically the same in both periods and positive variance is on account of currency devaluation of nearly 25% over the period. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 1.07 million during the six months ended June 30, 2023 compared to USD 1.15 million during the six months ended June 30, 2022. Operating costs remain practically the same during the periods.

Other income and expenses: The Company recorded other income of USD 3.08 million during the six months ended June 30, 2023 compared to USD 0.79 million during the six months ended June 30, 2022. Other expenses stood at USD 4.02 million during the six months ended June 30, 2023 against USD 0.54 million during the six months ended June 30, 2022.

Updates on plans:

Long Distance and International traffic operations:

During the quarter our engagement with middle eastern operators has borne fruit. Our principal interconnect partner, ACMETEL has successfully enhanced traffic volumes in bulk arrangements and enhanced volume of traffic have started to flow. Correspondingly, business financial are reflected in this period quarter ending June 30, 2023.

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

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of June 30, 2023, was $6.64 million, consisting of $4.44 million of Term Finance Certificates, a Term Loan of $ 1.28 million, and short-term borrowings including running finances of $ 1.22 million. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 3.90 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

We expect to raise a minimum of $5 million to a maximum of $10 million by December 31, 2023. Most likely shares will be placed at a 50% discount to the trading value of the common shares of the Company over a 30-day period.

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

The Company believes its balances of cash, and cash equivalents which totaled $2,862,973 as of June 30, 2023, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash oof $2,112,494 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $2,862,972 and $3,702,789 cash and cash equivalents as of June 30, 2023, and 2022, respectively. Which includes restricted cash of $2,112,494 and $2,679,402 that is not available for immediate ordinary business use.

Operating Activities: Net cash provided by operating activities increased during the ongoing period by $ 1.82 primarily due to a decrease in EBITDA mainly on account of a decline in broadband revenue and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the six months ended June 30, 2023, and 2022 was $ (5.77) million and $ (7.59) million respectively.

Investing Activities: Net cash generated in investing activities for the six months ended June 30, 2023, and 2022 was $ (0.02) million and $ (0.01) million, respectively. The increase in cash used was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.54 million during the period ended June 30, 2023, compared to the period ended June 30, 2022.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 16, 2023.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of June 30, 2023. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2023, and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of June 30, 2023, our company’s internal control over financial reporting was ineffective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2023, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 17, Commitments And Contingencies” of the Notes to Consolidated Financial Statements in this Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

GLOBALTECH CORPORATION

Dated: August 16, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 16, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

