Form 10-K/A
period 2022-12-31
GlobalTech Corp
filed 2023-09-11
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 4 TO

FORM 10-K/A

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 000-56482

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

Our certificate of incorporation authorizes us to issue 500,000,000 shares of Common Stock and 0 shares of preferred stock with a par value of $0.0001 per share. We had 139,763,391 shares of Common Stock and 0 shares of preferred stock outstanding. Accordingly, we may issue up to an additional 360,236,609 shares of Common Stock and 0 shares of preferred stock. The future issuance of the Common Stock may result in substantial dilution in the percentage of the Common Stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the Common Stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

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

GLOBALTECH CORPORATION

Dated: September 07, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 07, 2023	By:	/s/ Dana Green
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

Islamabad, Pakistan

Dated: September 7, 2023

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 and 2021
	2022	2021
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$756,232	$584,498
Restricted cash	2,364,341	3,086,091
Accounts receivable - net	3,302,580	766,103
Short term investments	171,529	314,816
Prepayments	14,839	18,492
Stores and spares	1,066,725	1,324,225
Loans and advances	3,668,905	5,470,584
Other receivables	1,178,698	1,227,757
Total current assets	12,523,849	12,792,566
Property, plant and equipment	23,715,533	32,242,824
Operating lease right-of-use assets	707,991	1,346,359
Intangible assets - net	15,486,688	23,560,380
Long term loans and other assets	3,637,739	5,726,686
Deferred tax asset	11,065,173	15,933,252
TOTAL ASSETS	$67,136,973	$91,602,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$28,027,230	$33,754,364
Current portion of non-current liabilities	5,267,245	4,717,445
Accrued interest	2,041,753	4,698,773
Short term borrowings	1,531,718	4,096,794
Provision for taxation - net	1,678,731	1,928,262
Total current liabilities	38,546,677	49,195,638
Term finance certificates	4,042,807	7,920,581
Long term financing - secured	1,376,205	1,090,537
Long term deposits and payable	1,807,353	2,135,272
License fee payable	200,586	254,732
Operating lease liability	955,681	1,955,414
Other payables	1,866,732	3,313,463
TOTAL LIABILITIES	$48,796,041	$65,865,637
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2022 and December 31, 2021 and issued 139,763,391 and 139,763,391 shares at December 31, 2022 and December 31, 2021.	13,976	13,976
Accumulated other comprehensive (loss) income	(769,359)	1,210,551
Non - controlling interest	49,773,978	48,332,175
Accumulated deficit	(34,741,377)	(27,883,987)
TOTAL SHAREHOLDERS’ EQUITY	18,340,932	25,736,430
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,136,973	$91,602,067

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021
	(Restated)	(Restated)
NET REVENUE	$11,620,515	$12,455,655
Direct operating costs	(9,148,232)	(10,621,191)
Other operating costs	(2,452,400)	(2,459,538)
Depreciation and amortization	(4,520,814)	(5,126,044)
Other expenses	(6,557,371)	(1,896,000)
OPERATING LOSS	(11,058,302)	(7,647,118)
OTHER:
Other income - net	678,574	1,278,557
Finance cost	(1,820,605)	(1,775,497)
LOSS BEFORE TAXATION	(12,200,333)	(8,144,058)
Taxation	(222,475)	(215,117)
NET LOSS	$(12,422,808)	$(8,359,175)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(6,857,390)	(4,721,025)
Non - controlling interest (NCI)	(5,565,418)	(3,638,150)
	(12,422,808)	(8,359,175)

Net loss per common share: basic and diluted - (a/b)	$(0.05)	$(0.03)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,763,391	139,763,391

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock		Dividend	Common Shares		Accumulated Other Comprehensive Income
Particulars	Shares	Amount	on Preferred Stock	Shares	Amount	Other Comprehensive Loss	Translation Reserve	Total	Non Controlling Interest	Accumulated Deficit	Total

Balance as at January 01, 2021 (As previously reported)	52,500	$1,085,625	1,085,625	22,533,918	$2,253	$(179,482)	$1,806,659	$1,627,177	$51,512,557	$(10,666,388)	$46,539,315
Restatement		-	-	(70,000)	(7)	-	-	-	7	-	-
Balance as at January 01, 2021 (Restated)	52,500	$2,978,090	$1,085,625	22,463,918	$2,246	$(179,482)	$1,806,659	$1,627,177	$51,512,564	$(10,666,388)	$46,539,315
Net loss attributable for the year	-	-	-		-	-	-	-	(3,638,150)	(4,721,025)	(8,359,175)
Other comprehensive loss for the year - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(295,555)	-	(712,181)
Total comprehensive income for the period - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(3,933,705)	(4,721,025)	(9,071,356)
Adjustments under business reorganization arrangement (note 1)				117,299,473	11,730			-		-	11,730
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-		-	-	1,542,296	1,542,296
Translation and other adjustments during the year	-	-	-	-	-	-	-	-	753,316	(14,038,869)	(13,285,553)
Balance as at December 31, 2021 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(124,914)	$1,335,465	$1,210,551	$48,332,175	$(27,883,987)	$25,736,430

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(124,914)	$1,335,465	$1,210,551	$48,332,175	$(27,883,987)	$25,736,430
Net loss attributable for the year	-	-	-	-	-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the period - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Translation adjustment	-	-	-	-	-	-	-	-	8,614,104	-	8,614,104
Balance as at December 31, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(1,873,824)	$1,104,465	$(769,359)	$49,773,978	$(34,741,377)	$18,340,932

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

Restatement of Prior Balances — The financial statements of the Company for the prior period i.e., December 31, 2021 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines and in response to the comments received from the SEC Staff Letter dated  August 31, 2023.

The restatements/reclassifications involve:

a)

The Company has corrected the acquisitions accounting methodology of WSL and Ferret to “Common Control Method” which has been disclosed in note 3. This change has resulted in adjustments to Goodwill, Additional Paid in Capital and other equity components.

b)

Shares issued under the Plan of Reorganization were 117,299,473 but erroneously reported as 117,229,473 due to a transposition error (refer to note 1). Transposition error of 70,000 shares was previously added to the consolidated statement of stockholders’ equity.  Restatement has been made to adjust the 70,000 shares and $7 share value error in the consolidated statement of stockholders’ equity as of January 1, 2021 with the effect of $7 in non-controlling interest in the consolidated statement of shareholders’ equity.

c)

Bargain purchase gain of approximately $7 million recognized on the acquisition of Ferret has been reversed due to the correction of error as disclosed in Note 3. Meanwhile, the Company has recognized bargain purchase gain of approximately $407k on reverse merger as disclosed on Note 2.

d)	Reclassification of the issuance from long term loans of approximately $2 million from investing activities to operating activities.

e)

The Company made changes in the disclosure related to the adoption of the recent accounting pronouncement for the expected credit losses. The Company adopted the new guidance as of January 1, 2023 instead of early adoption and there is no material impact on the consolidated financial statements upon adoption of this new guidance.

	As Presented December 31, 2021	Adjustment/ Reclassification	As Restated December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$115,210,804	$(23,608,737)	$91,602,067

Common stock (b) *	$13,983	$(7)	$13,976
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$18,785,605	$29,546,570	$48,332,175
Accumulated deficit (a)	$(12,253,623)	$(15,630,364)	$(27,883,987)
Total shareholders’ equity	$49,345,167	$(23,608,737)	$25,736,430
Total liabilities and shareholders’ equity	$115,210,804	$(23,608,737)	$91,602,067

Statement of Operations
Other income - net ( c )	$9,032,291	$(7,753,734)	$1,278,557
Loss before taxation	$(390,324)	$(7,753,734)	$(8,144,058)
Net loss	$(605,441)	$(7,753,734)	$(8,359,175)
Net loss attributable to
Common shareholders of Globaltech Corporation	$(354,183)	$(4,366,842)	$(4,721,025)
Non-controlling interest (NCI)	$(251,258)	$(3,386,892)	$(3,638,150)

Net income (loss) per common share: basic and diluted	0.02	(0.05)	(0.03)
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	(70,000)	139,763,391

Statement of Comprehensive Income
Net loss after taxation	$(605,441)	$(7,753,734)	$(8,359,175)
Comprehensive loss	$(1,317,622)	$(7,753,734)	$(9,071,356)
Comprehensive loss attributable to:
Common shareholders of Globaltech Corporation	$(770,809)	$(4,366,842)	$(5,137,651)
Non-controlling interest (NCI)	$(546,813)	$(3,386,892)	$(3,933,705)

Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(605,441)	$(7,753,734)	$(8,359,175)
Adjustments for non-cash charges and other items:
Bargain purchase gain	$7,346,281	$(7,753,734)	$(407,451)
Changes in operating assets and liabilities
Long term loans and other assets (d)	$46,733	$(2,114,541)	$(2,067,808)
Net cash flows used in operating activities	$1,020,548	$(2,929,445)	$(1,908,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of long term loan	$(2,114,541)	$2,114,541	$-
Net cash generated from investing activities	$(1,559,973)	$2,114,541	$554,568

Net decrease in cash and cash equivalents	$(1,950,728)	$(814,904)	$(2,765,632)

Exchange effect	$1,984,900	$814,904	$2,799,804

* Statement of Stockholders’ Equity

The number of common stock issued and outstanding as of January 1, 2021 was previously reported as 22,533,918.  As a result of the restatement the number of common stock issued and outstanding as of January 1, 2021 was decreased by 70,000 shares to 22,463,918.

	As Presented December 31, 2022	Adjustment/ Reclassification	As Restated December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$90,745,709	$(23,608,737)	$67,136,973

Common stock	$13,983	$(7)	$13,976
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$20,227,408	$29,546,570	$49,773,978
Accumulated deficit (a)	$(19,111,013)	$(15,630,364)	$(34,741,377)
Total shareholders’ equity	$41,949,669	$(23,608,737)	$18,340,932
Total liabilities and shareholders’ equity	$90,745,710	$(23,608,737)	$67,136,973

Statement of Operations
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	(70,000)	139,763,391

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

