Form 10-Q/A
period 2023-03-31
GlobalTech Corp
filed 2023-09-11
CIK 1938338

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 and DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$526,410	$756,231
Restricted cash	2,040,071	2,364,341
Accounts receivable - net	5,665,676	3,302,580
Short term investments	128,850	171,529
Prepayments	25,308	14,839
Stores and spares	848,061	1,066,725
Loans and advances	3,371,047	3,668,905
Other receivables	3,835,237	1,178,698
Total current assets	16,440,660	12,523,848
Property, plant and equipment	18,487,346	23,715,533
Operating lease right-of-use assets	538,102	707,991
Intangible assets - net	13,439,165	15,486,689
Long term loans and other assets	96,159	3,637,739
Deferred tax asset	8,331,746	11,065,173
TOTAL ASSETS	$57,333,178	$67,136,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$23,976,831	$28,027,230
Current portion of non-current liabilities	3,976,727	5,267,245
Accrued interest	1,757,690	2,041,753
Short term borrowings	1,235,098	1,531,718
Provision for taxation - net	1,325,423	1,678,731
Total current liabilities	32,271,769	38,546,677
Term finance certificates	2,946,793	4,042,807
Long term financing - secured	1,507,712	1,376,205
Long term deposits and payable	1,625,839	1,807,353
License fee payable	160,201	200,586
Operating lease liability	689,835	955,681
Other payables	1,334,869	1,866,732
TOTAL LIABILITIES	$40,537,018	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at March 31, 2023 and December 31, 2022.	13,976	13,976
Accumulated other comprehensive income	662,238	(769,359)
Non - controlling interest	49,396,273	49,773,977
Accumulated deficit	(37,340,043)	(34,741,377)
TOTAL SHAREHOLDERS’ EQUITY	16,796,160	18,340,932
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,333,178	$67,136,973

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Dividend on			Additional	Accumulated Other Comprehensive Income			Non
	Preferred Stock		Preferred	Common Shares		Paid in	Other Comprehensive	Translation		Controlling	Accumulated
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Interest	Deficit	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(124,914)	$1,335,465	$1,210,551	$48,332,175	$(27,883,987)	$25,736,431
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(495,973)	(699,143)	(1,195,116)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(440,554)	-	(1,061,576)
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(936,527)	(699,143)	(2,256,691)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-	-	-	2,153,526	-	2,153,526
Balance as at March 31, 2022 (Restated)	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(1,283,400)	$1,872,930	$589,529	$49,549,177	$(28,583,130)	$25,633,263

Balance as at January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(1,873,824)	$1,104,465	$(769,359)	$49,773,978	$(34,741,377)	$18,340,933
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(1,783,569)	(2,598,665)	(4,382,235)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	982,564	-	2,414,161
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(801,006)	(2,598,665)	(1,968,074)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-		-	423,300	-	423,300
Balance as at March 31, 2023 (Restated)	52,500	2,978,090	1,085,625	139,763,391	13,976	-	2,169,988	2,832,227	662,238	49,396,272	$(37,340,043)	$16,796,160

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

The above adjustments resulted in the restatement of consolidated financial statements for 2022.

	As Presented	Adjustment/	As Restated
	December 31, 2022	Reclassification	December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$90,745,709	$(23,608,737)	$67,136,973

Common stock	$13,983	$(7)	$13,976
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$20,227,408	$29,546,570	$49,773,978
Accumulated deficit (a)	$(19,111,013)	$(15,630,364)	$(34,741,377)
Total shareholders’ equity	$41,949,669	$(23,608,737)	$18,340,932
Total liabilities and shareholders’ equity	$90,745,710	$(23,608,737)	$67,136,973

Statement of Operations
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	(70,000)	139,763,391

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

