Form 10-Q/A
period 2023-06-30
GlobalTech Corp
filed 2023-09-11
CIK 1938338

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of June 30, 2023

Document Incorporated by Reference: None

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on September 7, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 and DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$750,478	$756,231
Restricted cash	2,112,494	2,364,341
Accounts receivable - net	4,649,036	3,302,580
Short term investments	116,918	171,529
Prepayments	13,546	14,839
Stores and spares	830,954	1,066,725
Loans and advances	3,582,727	3,668,905
Other receivables	1,343,933	1,178,698
Total current assets	13,400,087	12,523,848
Property, plant and equipment	17,912,852	23,715,533
Operating lease right-of-use assets	488,101	707,991
Intangible assets - net	12,247,765	15,486,689
Long term loans and other assets	5,185,355	3,637,739
Deferred tax asset	8,257,196	11,065,173
TOTAL ASSETS	$57,491,354	$67,136,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$24,916,288	$28,027,230
Current portion of non-current liabilities	4,222,013	5,267,245
Accrued interest	2,000,387	2,041,753
Short term borrowings	1,216,113	1,531,718
Provision for taxation - net	1,341,848	1,678,731
Total current liabilities	33,696,649	38,546,677
Term finance certificates	2,640,916	4,042,807
Long term financing - secured	1,529,655	1,376,205
Long term deposits and payable	1,190,271	1,807,353
License fee payable	158,527	200,586
Operating lease liability	675,646	955,681
Other payables	589,379	1,866,732
Total non-current liabilities	6,784,393	10,249,365
TOTAL LIABILITIES	$40,481,042	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred shares	-	2,978,090
Dividend on preferred shares	-	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at June 30, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at June 30, 2023 and December 31, 2022.	13,976	13,976
Accumulated other comprehensive loss	(1,703,488)	(769,359)
Accumulated deficit	(33,915,953)	(34,741,377)
Shareholders’ Equity Attributable to the Parent Company	(35,605,465)	(31,433,045)
Non - controlling interest	52,615,777	49,773,977
TOTAL SHAREHOLDERS’ EQUITY	17,010,312	18,340,932
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,491,354	$67,136,973

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	2023	2022	2023	2022
NET REVENUE	$2,817,665	$2,690,757	$5,286,038	$5,644,880
Direct operating costs	(2,642,855)	(1,597,735)	(4,781,677)	(3,410,953)
Other operating costs	(591,510)	(593,986)	(1,072,650)	(1,145,877)
Depreciation and amortization	(696,730)	(1,216,795)	(1,403,906)	(2,342,381)
Other expenses	(948,190)	386,475	(4,023,009)	(537,408)
OPERATING LOSS	(2,061,620)	(1,104,235)	(5,995,204)	(1,791,739)
OTHER:
Other income - net	3,066,730	510,371	3,082,282	785,095
Finance cost	(484,379)	(828,380)	(909,474)	(1,574,609)
INCOME/(LOSS) BEFORE TAXATION	520,731	(1,422,244)	(3,822,396)	(2,581,253)
Taxation	(41,624)	(32,767)	(80,732)	(68,873)
NET LOSS	$479,107	$(1,455,011)	$(3,903,128)	$(2,650,127)
NET INCOME/(LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	264,467	(851,181)	(2,154,526)	(1,550,324)
Non - controlling interest (NCI)	214,640	(603,829)	(1,748,601)	(1,099,803)
	479,107	(1,455,011)	(3,903,128)	(2,650,127)

Net loss per common share: basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted-average common shares used to compute basic and diluted loss per share	139,763,391	139,763,391	139,763,391	139,763,391

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(124,914)	$1,335,465	$1,210,551	$(27,883,987)	$48,332,168	$25,736,431
Net loss attributable for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,302,972)	(1,347,154)	(2,650,127)
Other comprehensive loss for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	-	452,907	9,123,277
Total comprehensive income for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	(1,302,972)	(894,247)	6,473,151
Translation and other adjustments for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$5,383,105	$4,497,815	$9,880,920	$(29,186,960)	$49,591,454	$34,363,106

Balance as of January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(1,873,824)	$1,104,465	$(769,359)	$(34,741,377)	$49,773,977	$18,340,932
Net loss attributable for the six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,334,198)	(1,568,929)	(3,903,128)
Other comprehensive loss for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,569,446	1,270,405	-	878,803	2,149,208
Total comprehensive income for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,596,446	1,270,405	(2,334,198)	(690,126)	(1,753,920)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the six months ended June 30, 2023	-	-	-	-	-	-	-		-	-	423,300	423,300
Balance as at June 30, 2023	-	-	-	139,763,391	13,976	-	(2,199,864)	496,377	(1,703,488)	(33,915,953)	$52,615,777	$17,010,312

The accompanying consolidated notes are an integral part of these consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at April 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(1,283,400)	$1,872,929	$589,529	$(28,583,130)	$49,549,167	$25,633,263
Net loss attributable for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(603,829)	(851,181)	(1,455,011)
Other comprehensive loss for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	-	893,461	10,184,852
Total comprehensive income for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	(603,829)	42,280	8,729,842
Translation and other adjustments for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$5,383,105	$4,497,815	$9,880,920	$(29,186,960)	$49,591,454	$34,363,106

Balance as of April 01, 2023	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(2,169,988)	$2,832,227	$662,238	$(37,340,043)	$49,396,272	$16,796,160
Net loss attributable for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	264,467	214,640	479,107
Other comprehensive loss for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	-	(103,761)	(264,954)
Total comprehensive income for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	264,467	110,879	214,154
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the three months ended June 30, 2023	-	-	-	-	-	-	-		-	-	-	-
Balance as at June 30, 2023	-	-	-	139,763,391	13,976	-	(2,199,864)	496,377	(1,703,488)	(33,915,953)	$52,615,777	$17,010,312

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s year-end financial statements on Form 10-K/A filed with the Securities and Exchange Commission on September 7, 2023.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.  The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	As Presented		As Restated
	December 31, 2021	Adjustment/ Reclassification	December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$115,210,804	$(23,608,737)	$91,602,067

Common stock (b) *	$13,983	$(7)	$13,976
Additional paid in capital (a)	$(37,524,936)	$37,524,936	$-
Non-controlling interest (a)	$18,785,605	$29,546,570	$48,332,175
Accumulated deficit (a)	$(12,253,623)	$(15,630,364)	$(27,883,987)
Total shareholders’ equity	$49,345,167	$(23,608,737)	$25,736,430
Total liabilities and shareholders’ equity	$115,210,804	$(23,608,737)	$91,602,067

Statement of Operations
Other income - net ( c )	$9,032,291	$(7,753,734)	$1,278,557
Loss before taxation	$(390,324)	$(7,753,734)	$(8,144,058)
Net loss	$(605,441)	$(7,753,734)	$(8,359,175)
Net loss attributable to
Common shareholders of Globaltech Corporation	$(354,183)	$(4,366,842)	$(4,721,025)
Non-controlling interest (NCI)	$(251,258)	$(3,386,892)	$(3,638,150)

Net income (loss) per common share: basic and diluted	0.02	(0.05)	(0.03)
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	(70,000)	139,763,391

Statement of Comprehensive Income
Net loss after taxation	$(605,441)	$(7,753,734)	$(8,359,175)
Comprehensive loss	$(1,317,622)	$(7,753,734)	$(9,071,356)
Comprehensive loss attributable to:
Common shareholders of Globaltech Corporation	$(770,809)	$(4,366,842)	$(5,137,651)
Non-controlling interest (NCI)	$(546,813)	$(3,386,892)	$(3,933,705)

Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(605,441)	$(7,753,734)	$(8,359,175)
Adjustments for non-cash charges and other items:
Bargain purchase gain	$7,346,281	$(7,753,734)	$(407,451)
Changes in operating assets and liabilities
Long term loans and other assets (d)	$46,733	$(2,114,541)	$(2,067,808)
Net cash flows used in operating activities	$1,020,548	$(2,929,445)	$(1,908,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of long term loan	$(2,114,541)	$2,114,541	$-
Net cash generated from investing activities	$(1,559,973)	$2,114,541	$554,568

Net decrease in cash and cash equivalents	$(1,950,728)	$(814,904)	$(2,765,632)

Exchange effect	$1,984,900	$814,904	$2,799,804

__________________-

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

17. CONTINGENCIES AND COMMITMENTS

There is no significant change in the status of contingencies and commitments from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 7, 2023.

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

The Group evaluated subsequent events and transactions that occurred after the balance sheet date up to September 7, 2023, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the above that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 7, 2023.

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

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 7, 2023.

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

GLOBALTECH CORPORATION

Dated: September 7, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 7, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

