Form 10-K/A
period 2022-12-31
GlobalTech Corp
filed 2023-09-21
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 5 TO

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

If trading of shares of the common stock of GTC on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 19, 2022 Merger and Reorganization Agreement was amended for extension in trading date specifically to March 31, 2023. On June 21, 2023 we entered in Amendment No. 4 to the agreement to extend till September 30, 2023. On September 20, 2023 we entered into Amendment No. 5 to extend the agreement till December 31, 2023.

We have applied for and received a Cusip Number 37892L 106 and We have applied for a symbol and filing with DTC/ OTC to commence trading. We expect this process to be completed by October 31, 2023.

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

Adjusted EBITDA for the year 2022 is US$ (0.118) million, whereas Adjusted EBITDA for the year 2021 is US$(0.366) million. Net loss for the year 2022 is US$12.42 million, and net loss for the year 2021 was US$7.54 million We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	December 31,
	2022	2021
Net revenues	$11,620,515	$12,455,655
Adjusted EBITDA	$(118,201)	$(365,725)
Loss from Operations	$(10,379,728)	$(5,553,658)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Net revenue	$11,620,515	$12,455,655

GAAP net loss	(12,422,808)	(7,544,273)

Depreciation and amortization	4,520,814	5,126,044
Finance cost	1,820,605	1,775,497
Taxation	222,475	215,117
Exchange loss	5,740,713	61,889
Adjusted EBITDA	$(118,201)	$(365,725)

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

Other income and expenses: The Company recorded other income of USD 0.68 million in 2022 compared to USD 1.282.09 million in 2021 and this decrease is mainly due to recognition of bargain purchase gain and the liabilities written back in a prior year. Other expenses stood at USD 6.56 million for 2022 against USD 1.90 million in 2021.

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

Operating Activities: Net cash provided by operating activities decreased during the ongoing year by $6.49 million primarily due to a decrease in EBITDA mainly on account of a decline in international termination, FTTH sales and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the years ended December 31, 2022, and 2021 was $ (7.59) million and $(1.09) million respectively.

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

Item 15. Exhibits and Financial Statements

(a)     Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation dated December 12, 2017
3.2	Amendment to Articles of Incorporation dated July 01, 2018
3.3	Amendment to Articles of Incorporation dated August 27, 2020
3.4	Articles of Merger dated March 02, 2022
3.5	Amendment to Articles of Incorporation dated March 23, 2022
3.6	By-Laws
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.
10.1(e)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated September 20, 2023.
10.2	Employment Agreement between WorldCALL Public and Babar Ali Syed
10.3	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed
10.4	Employment Agreement between WorldCALL Public and Mansoor Ali
10.5	Lease agreement between Company and SatView Broadband Limited dated June 01, 2022
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021
10.7	Lease Agreement between WorldCALL Public and WorldCALL Private dated February 01, 2022
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11,2018
10.17	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020
10.18	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013
21	Subsidiaries of the Registrant
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: September 20, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 20, 2023	By:	/s/ Dana Green
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

Islamabad, Pakistan

Dated: September 20, 2023

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 and 2021
	2022	2021
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$756,231	$584,498
Restricted cash	2,364,341	3,086,091
Accounts receivable - net	3,302,580	766,103
Short term investments	171,529	314,816
Prepayments	14,839	18,492
Stores and spares	1,066,725	1,324,225
Loans and advances	3,668,905	5,470,584
Other receivables	1,178,698	1,227,757
Total current assets	12,523,848	12,792,566
Property, plant and equipment	23,715,533	32,242,824
Operating lease right-of-use assets	707,991	1,346,359
Intangible assets - net	15,486,688	23,560,380
Long term loans and other assets	3,637,739	5,726,686
Deferred tax asset	11,065,173	15,933,252
TOTAL ASSETS	$67,136,972	$91,602,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$28,027,230	$33,754,364
Current portion of non-current liabilities	5,267,245	4,717,445
Accrued interest	2,041,753	4,698,773
Short term borrowings	1,531,718	4,096,794
Provision for taxation - net	1,678,731	1,928,262
Total current liabilities	38,546,677	49,195,638
Term finance certificates	4,042,807	7,920,581
Long term financing - secured	1,376,205	1,090,537
Long term deposits and payable	1,807,353	2,135,272
License fee payable	200,586	254,732
Operating lease liability	955,681	1,955,414
Other payables	1,866,732	3,313,463
TOTAL LIABILITIES	$48,796,041	$65,865,637
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2022 and December 31, 2021 and issued 139,763,391 and 139,763,391 shares at December 31, 2022 and December 31, 2021.	13,976	13,976
Accumulated other comprehensive (loss) income	(769,359)	1,210,552
Non - controlling interest	50,112,161	48,670,360
Accumulated deficit	(35,079,562)	(28,222,172)
TOTAL SHAREHOLDERS’ EQUITY	18,340,931	25,736,430
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,136,972	$91,602,067

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021
	(Restated)	(Restated)
NET REVENUE	$11,620,515	$12,455,655
Direct operating costs	(9,148,232)	(10,621,191)
Other operating costs	(2,452,400)	(2,459,538)
Depreciation and amortization	(4,520,814)	(5,126,044)
Other expenses	(6,557,371)	(1,896,000)
OPERATING LOSS	(11,058,302)	(7,647,118)
OTHER:
Other income - net	678,575	2,093,459
Finance cost	(1,820,606)	(1,775,497)
LOSS BEFORE TAXATION	(12,200,333)	(7,329,156)
Taxation	(222,475)	(215,117)
NET LOSS	$(12,422,808)	$(7,544,273)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(6,857,390)	(4,244,308)
Non - controlling interest (NCI)	(5,565,418)	(3,299,965)
	(12,422,808)	(7,544,273)

Net loss per common share: basic and diluted - (a/b)	$(0.05)	$(0.03)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,763,391	139,763,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,422,808)	$(7,544,273)
Adjustment for non-cash charges and other items:
Depreciation and amortization	4,520,814	5,126,044
Gain on disposal of tangible assets	(5,903)	(136,821)
Revenue from Indefeasible Right of Use ("IRU") agreement - net	-	(1,118,475)
Interest accretion on liabilities	1,555,583	1,498,135
Loss on disposal of inventory	-	166,201
Liabilities written back on settlement with parties	(258,131)	(562,755)
Reversal of provision on miscellaneous assets	-	(299,788)
Post employment benefits	40,647	241,493
Income on deposits, advances and savings accounts	(6,330)	(190,857)
Exchange loss on liabilities	5,740,713	61,889
Provision for doubtful debts and other receivables	741,238	1,640,574
Bargain purchase gain	-	(407,451)
Changes in operating assets and liabilities:
Stores and spares	257,499	151,975
Trade debts	(2,536,477)	4,239,635
Loans and advances	1,801,679	(865,275)
Prepayments	3,653	14,896
Other receivables	49,058	(320,367)
Trade and other payables	(5,727,134)	(1,505,971)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(327,919)	1,599,806
Other payables	(1,446,731)	(111,149)
Long term loans and other assets	2,088,946	(2,067,808)
Post employment benefits paid	(8,295)	(10,315)
Income on deposit and savings accounts	6,330	190,857
Lease rental payments	(146,668)	(260,911)
Finance cost paid	(1,446,003)	(469,859)
Income tax paid	(61,983)	(153,425)
Net cash used in operating activities	(7,588,222)	(1,093,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal ( payment on purchase) of property and equipment - net	(103,394)	35,045
Proceeds from the encashment of short term investments	183,061	519,523
Net cash generated from investing activities	79,668	554,568
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	(389,187)	(156,478)
Repayment of long term financing	(293,795)	(89,735)
Short term borrowings - net	-	(1,165,089)
Net cash used in financing activities	(682,982)	(1,411,302)
Net Decrease in Cash and Cash Equivalents	(8,191,537)	(1,950,728)
Cash and Restricted Cash at the beginning of the year	3,670,589	3,636,417
Exchange effect	7,641,520	1,984,900
Cash and Restricted Cash at the End of the Year	$3,120,572	$3,670,589
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(61,983)	$(153,425)
Interest	$(1,446,003)	$(469,859)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021
	2022	2021
		(Restated)
NET LOSS	$(12,422,808)	$(7,544,273)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	56,121
Changes in fair value of financial assets through other comprehensive income	(3,168,316)	37,157
Foreign currency translation adjustment	(418,478)	(805,459)
Other Comprehensive loss- net of tax	(3,586,794)	(712,181)

COMPREHENSIVE LOSS	(16,009,602)	(8,256,454)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(8,955,665)	(4,660,935)
Non - controlling interest (NCI)	(7,053,937)	(3,595,519)
	(16,009,602)	(8,256,454)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Preferred Stock		Dividend	Common Shares		Accumulated Other Comprehensive Income
Particulars	Shares	Amount	on Preferred Stock	Shares	Amount	Other Comprehensive Loss	Translation Reserve	Total	Non Controlling Interest	Accumulated Deficit	Total

Balance as at January 01, 2021 (As previously reported)	52,500	$2,978,090	1,085,625	22,533,918	$2,253	$(179,482)	$1,806,659	$1,627,178	$51,512,557	$(10,666,388)	$46,539,315
Restatement		-	-	(70,000)	(7)	-	-	-	7	-	-
Balance as at January 01, 2021 (Restated)	52,500	$2,978,090	$1,085,625	22,463,918	$2,246	$(179,482)	$1,806,659	$1,627,178	$51,512,564	$(10,666,388)	$46,539,315
Net loss attributable for the year	-	-	-		-	-	-	-	(3,299,965)	(4,244,308)	(7,544,273)
Other comprehensive loss for the year - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(295,555)	-	(712,181)
Total comprehensive income for the period - net of tax	-	-	-		-	54,568	(471,194)	(416,626)	(3,595,520)	(4,244,308)	(8,256,454)
Adjustments under business reorganization arrangement (note 1)				117,299,473	11,730			-		-	11,730
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-		-	-	1,542,296	1,542,296
Translation and other adjustments during the year	-	-	-	-	-	-	-	-	753,316	(14,853,771)	(14,100,455)
Balance as at December 31, 2021 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(124,914)	$1,335,465	$1,210,551	$48,670,360	$(28,222,172)	$25,736,430

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(124,914)	$1,335,465	$1,210,551	$48,670,360	$(28,222,172)	$25,736,430
Net loss attributable for the year	-	-	-	-	-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the period - net of tax	-	-	-	-	-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Translation adjustment	-	-	-	-	-	-	-	-	8,614,104	-	8,614,104
Balance as at December 31, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(1,873,824)	$1,104,465	$(769,359)	$50,112,161	$(35,079,562)	$18,340,931

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

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved. On December 16, 2022 Merger and Reorganization Agreement was amended and latest amendment is done on September 20, 2023 in which December 31, 2023 is set for trading to commence. As of the filing of this amendment trading of shares has not commenced. The Company has applied for and received a Cusip number and has applied for a symbol.

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

Restatement of Prior Balances — The financial statements of the Company for the prior period i.e., December 31, 2021 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines and in response to the comments received from the SEC Staff Letter dated September 14, 2023.

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

c)	Reclassification of the issuance from long term loans of approximately $2 million from investing activities to operating activities.

d)

The Company made changes in the disclosure related to the adoption of the recent accounting pronouncement for the expected credit losses. The Company adopted the new guidance as of January 1, 2023 instead of early adoption and there is no material impact on the consolidated financial statements upon adoption of this new guidance.

	As Presented December 31, 2021	Adjustment/ Reclassification	As Restated December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$115,210,804	$(23,608,737)	$91,602,067

Common stock *	$-	$-	$-
Additional paid in capital (a)	$(37,524,936)	$(37,524,936)	$-
Non-controlling interest (a)	$18,785,612	$29,884,748	$48,670,360
Accumulated deficit (a)	$(12,253,623)	$(15,968,549)	$(28,222,172)
Total shareholders’ equity	$49,345,167	$(23,608,737)	$25,736,430
Total liabilities and shareholders’ equity	$115,210,804	$(23,608,737)	$91,602,067

Statement of Operations
Other income - net ( b )	$9,032,291	$(6,938,832)	$2,093,459
Loss before taxation	$(390,324)	$(6,938,832)	$(7,329,156)
Net loss	$(605,441)	$(6,938,832)	$(7,544,273)
Net loss attributable to
Common shareholders of Globaltech Corporation	$2,694,523	$(6,938,832)	$(4,244,308)
Non-controlling interest (NCI)	$(3,299,965)	$-	$(3,299,965)
Total	$(605,441)	$(6,938,832)	$(7,544,273)

Net income (loss) per common share: basic and diluted	0.02	(0.05)	(0.03)

Statement of Comprehensive Income
Net loss after taxation	$(605,441)	$(6,938,832)	$(7,544,273)
Comprehensive loss	$(1,317,622)	$(6,938,832)	$(8,256,454)
Comprehensive loss attributable to:
Common shareholders of Globaltech Corporation	$2,277,897	$(6,938,832)	$(4,660,935)
Non-controlling interest (NCI)	$(3,595,519)	$-	$(3,595,519)
Total	$(1,317,622)	$(6,938,832)	$(8,256,454)

Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(605,441)	$(6,938,832)	$(7,544,273)
Adjustments for non-cash charges and other items:
Bargain purchase gain	$(7,346,281)	$6,938,832	$(407,451)
Changes in operating assets and liabilities
Long term loans and other assets (c)	$46,733	$(2,114,541)	$(2,067,808)
Net cash flows used in operating activities	$1,020,548	$(2,114,541)	$(1,093,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of long term loan	$(2,114,541)	$2,114,541	$-
Net cash generated from investing activities	$(1,559,973)	$2,114,541	$554,568

* Statement of Stockholders’ Equity

The number of common stock issued and outstanding as of January 1, 2021 was previously reported as 22,533,918. The number of common stock issued and outstanding as of January 1, 2021, should have been reported at 22,463,918.  In this restatement the number of common stock issued and outstanding as of January 1, 2021 was decreased by 70,000 shares to 22,463,918 and respective effect of $7 was taken in value of common stock.  Shares issued under the Plan of Reorganization were 117,299,473 but previously reported as 117,229,473 due to a transposition error in the consolidated statement of stockholders’ equity (refer to note 1).

	As Presented December 31, 2022	Adjustment/ Reclassification	As Restated December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$90,745,709	$(23,608,737)	$67,136,972

Common stock	$-	$-	$-
Additional paid in capital (a)	$(37,524,936)	$(37,524,936)	$-
Non-controlling interest (a)	$20,227,413	$29,884,748	$50,112,161
Accumulated deficit (a)	$(19,111,013)	$(15,968,549)	$(35,079,562)
Total shareholders’ equity	$41,949,668	$(23,608,737)	$18,340,931
Total liabilities and shareholders’ equity	$90,745,709	$(23,608,737)	$67,136,972

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

4. CASH AND BANK

	December 31,
	2022	2021
Cash at bank
Current accounts	$182,270	$214,282
Savings accounts	112,438	98,391
	294,708	312,673
Cash in hand	461,324	266,228
Pay orders in hand	200	5,597
	$756,231	$584,498

5. RESTRICTED CASH

	December 31,
	2022	2021
Deposit in escrow account	$2,061,124	$2,719,102
Margin and other deposits	303,217	366,989
	$2,364,341	$3,086,091

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

