Form 10-Q/A
period 2023-03-31
GlobalTech Corp
filed 2023-09-22
CIK 1938338

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on September 20, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 and DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$526,410	$756,231
Restricted cash	2,040,071	2,364,341
Accounts receivable - net	5,665,676	3,302,580
Short term investments	128,850	171,529
Prepayments	25,308	14,839
Stores and spares	848,061	1,066,725
Loans and advances	3,371,047	3,668,905
Other receivables	3,835,237	1,178,698
Total current assets	16,440,660	12,523,848
Property, plant and equipment	18,487,346	23,715,533
Operating lease right-of-use assets	538,102	707,991
Intangible assets - net	13,439,165	15,486,688
Long term loans and other assets	96,159	3,637,739
Deferred tax asset	8,331,746	11,065,173
TOTAL ASSETS	$57,333,178	$67,136,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$23,976,831	$28,027,230
Current portion of non-current liabilities	3,976,727	5,267,245
Accrued interest	1,757,690	2,041,753
Short term borrowings	1,235,098	1,531,718
Provision for taxation - net	1,325,423	1,678,731
Total current liabilities	32,271,769	38,546,677
Term finance certificates	2,946,793	4,042,807
Long term financing - secured	1,507,712	1,376,205
Long term deposits and payable	1,625,839	1,807,353
License fee payable	160,201	200,586
Operating lease liability	689,835	955,681
Other payables	1,334,869	1,866,732
TOTAL LIABILITIES	$40,537,018	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	2,978,090	2,978,090
Dividend on preferred stock	1,085,625	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at March 31, 2023 and December 31, 2022.	13,976	13,976
Accumulated other comprehensive income	662,238	(769,359)
Non - controlling interest	49,734,456	50,112,161
Accumulated deficit	(37,678,226)	(35,079,562)
TOTAL SHAREHOLDERS’ EQUITY	16,796,160	18,340,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,333,178	$67,136,972

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Dividend on			Additional	Accumulated Other Comprehensive Income			Non
	Preferred Stock		Preferred	Common Shares		Paid in	Other Comprehensive	Translation		Controlling	Accumulated
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Interest	Deficit	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(124,914)	$1,335,465	$1,210,552	$48,670,360	$(28,222,172)	$25,736,430
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(495,973)	(699,143)	(1,195,116)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(440,554)	-	(1,061,576)
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(1,158,486)	537,464	(621,022)	(936,527)	(699,143)	(2,256,691)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-	-	-	2,153,526	-	2,153,526
Balance as at March 31, 2022 (Restated)	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(1,283,400)	$1,872,930	$589,529	$49,887,358	$(28,921,315)	$25,633,262

Balance as at January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(1,873,824)	$1,104,465	$(769,359)	$50,112,161	$(35,079,562)	$18,340,931
Net loss attributable for the quarter	-	-	-	-	-	-	-	-	-	(1,783,569)	(2,598,665)	(4,382,235)
Other comprehensive loss for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	982,564	-	2,414,161
Total comprehensive income for the quarter - net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(801,006)	(2,598,665)	(1,968,074)
Translation and other adjustments duirng the quarter	-	-	-	-	-	-	-		-	423,300	-	423,300
Balance as at March 31, 2023 (Restated)	52,500	2,978,090	1,085,625	139,763,391	13,976	-	2,169,988	2,832,227	662,238	49,734,456	$(37,678,226)	$16,796,160

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

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties and business of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. Plan of reorganization required name change to WorldCall Broadband Inc (“WBI”).  This requirement was subsequently amended to change name to GlobalTech Corporation

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved.  On December 16, 2023 Merger and Reorganization Agreement was amended and latest amendment is done on September 20, 2023 in which December 31, 2023 is set for trading to commence.  As of the filing of this amendment trading of shares has not commenced.  The Company has applied for and received a Cusip number and has also applied for a symbol.

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

Restatement of Prior Balances— The financial statements of the Company for the prior period i.e., December 31, 2021 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines and in response to the comments received from the SEC Staff Letter dated September 14, 2023. The restatement of Form 10-K/A resulted in the restatement of consolidated financial statements (unaudited) as previously reported on Form 10-Q for the three months ended March 31, 2023 filed on May 15, 2023.

The below adjustments resulted in the restatement of the consolidated financial statements as of March 31, 2023. There were no restatements to the consolidated statement of operations, cash flows, or comprehensive income for the three months ended March 31, 2023 and 2022.

	As Presented	Adjustment/	As Restated
	March 31, 2023	Reclassification	March 31, 2023
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$80,941,915	$(23,608,737)	$57,333,178

Additional paid in capital (a)	$37,524,936	$(37,524,936)	$-
Non-controlling interest (a)	$19,849,709	$29,884,747	$49,734,456
Accumulated deficit (a)	$(21,709,678)	$(15,968,549)	$(37,678,226)
Total shareholders’ equity	$40,404,897	$(23,608,737)	$16,796,160
Total liabilities and shareholders’ equity	$80,941,915	$(23,608,737)	$57,333,178

 The below adjustments resulted in the restatement of consolidated financial statements as of December 31, 2022.

	As Presented December 31, 2022	Adjustment/ Reclassification	As Restated December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$90,745,709	$(23,608,737)	$67,136,972

Common stock	$-	-	-
Additional paid in capital (a)	$37,524,936	$(37,524,936)	$-
Non-controlling interest (a)	$20,227,413	$29,884,748	$50,112,161
Accumulated deficit (a)	$(19,111,013)	$(15,968,549)	$(35,079,562)
Total shareholders’ equity	$41,949,668	$(23,608,737)	$18,340,931
Total liabilities and shareholders’ equity	$90,745,709	$(23,608,737)	$67,136,972

The restatements/reclassifications relating to the financial statements as of and for the year ended December 31, 2021 are as follows:

	As Presented	Adjustment/		As Restated
	December 31, 2021	Reclassification		December 31, 2021
Balance Sheet
Goodwill (a)	$23,608,737		$(23,608,737)	$-
Total assets	$115,210,804		$(23,608,737)	$91,602,067

Common stock *	$-	$	(-)	$-
Additional paid in capital (a)	$37,524,936		$(37,524,936)	$-
Non-controlling interest (a)	$18,785,612		$29,884,748	$48,670,360
Accumulated deficit (a)	$(12,253,623)		$(15,968,549)	$(28,222,172)
Total shareholders’ equity	$49,345,167		$(23,608,737)	$25,736,430
Total liabilities and shareholders’ equity	$115,210,804		$(23,608,737)	$91,602,067

Statement of Operations
Other income - net ( b )	$9,032,291		$(6,938,832)	$2,093,459
Loss before taxation	$(390,324)		$(6,938,832)	$(7,329,156)
Net loss	$(605,441)		$(6,938,832)	$(7,544,273)
Net loss attributable to
Common shareholders of Globaltech Corporation	$2,694,523		$(6,938,832)	$(4,244,308)
Non-controlling interest (NCI)	$(3,299,965)	$	(-)	$(3,299,965)
Total	$(605,441)		(6,938,832)	(7,544,273)
Net income (loss) per common share: basic and diluted	0.02		(0.05)	(0.03)

Statement of Comprehensive Income
Net loss after taxation	$(605,441)		$(6,938,832)	$(7,544,273)
Comprehensive loss	$(1,317,622)		$(6,938,832)	$(8,256,454)
Comprehensive loss attributable to:
Common shareholders of Globaltech Corporation	$2,277,897		$(6,938,832)	$(4,660,935)
Non-controlling interest (NCI)	$(3,595,519)		$-	$(3,595,519)
Total	(1,317,622)		(6,938,832)	(8,256,454)
Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(605,441)		$(6,938,832)	$(7,544,273)
Adjustments for non-cash charges and other items:
Bargain purchase gain	$7,346,281		$6,938,832	$(407,451)
Changes in operating assets and liabilities
Long term loans and other assets (c)	$46,733		$(2,114,541)	$(2,067,808)
Net cash flows used in operating activities	$1,020,548		$(2,114,541)	$(1,903,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of long term loan	$(2,114,541)		$2,114,541	$-
Net cash generated from investing activities	$(1,559,973)		$2,114,541	$554,568

* Statement of Stockholders’ Equity

The number of common stock issued and outstanding as of January 1, 2021 was previously reported as 22,533,918.  As a result of the restatement the number of common stock issued and outstanding as of January 1, 2021 was decreased by 70,000 shares to 22,463,918 and respective effect of $ 7 was taken in value of common stock.

The above adjustments resulted in the restatement of consolidated financial statements for 2022.

	As Presented	Adjustment/	As Restated
	December 31, 2022	Reclassification	December 31, 2022
Balance Sheet
Goodwill (a)	$23,608,737	$(23,608,737)	$-
Total assets	$90,745,709	$(23,608,737)	$67,136,972

Common stock	$-	$-	$-
Additional paid in capital (a)	$37,524,936	$(37,524,936)	$-
Non-controlling interest (a)	$20,227,413	$29,884,748	$50,112,161
Accumulated deficit (a)	$(19,111,013)	$(15,968,549)	$(35,079,562)
Total shareholders’ equity	$41,949,668	$(23,608,737)	$18,340,931
Total liabilities and shareholders’ equity	$90,745,709	$(23,608,737)	$67,136,972

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

Break down of operating lease expense:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$80,058	$113,261
Short term lease cost	8,336	11,794
	$88,394	$125,055

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease ROU assets, net	$538,102	$707,991

Current operating lease liabilities	198,971	418,607
Non-Current operating lease liabilities	689,835	955,681
	$888,806	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(49,866)	(318,297)
Foreign exchange loss	(120,023)	-320,071
ROU Assets - net	$538,102	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.68	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended
	March, 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,927	$146,668

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023 (nine months)	$149,228
2024	145,746
2025	158,382
2026	171,452
2027	176,084
Thereafter	611,733
Total lease payments	$1,412,626
Less: imputed interest	$(523,820)
Total lease obligations	$888,806
Less: current obligations	$198,971
Long-term lease obligations	$689,835

9. INTANGIBLE ASSETS – NET

	March 31, 2023	December 31, 2022
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	19,478,961	22,706,755
Softwares	63,133	63,133
	24,208,141	27,435,935
Less: Accumulated amortization - net	(10,768,976)	(11,949,246)
	$13,439,165	$15,486,688

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

17. CONTINGENCIES AND COMMITMENTS

There is no significant change in the status of contingencies and commitments from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 20, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 20, 2023.

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

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 20, 2023.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of March 31, 2023. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 20, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A, filed with the SEC on September 20, 2023, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

