Form 10-Q/A
period 2023-06-30
GlobalTech Corp
filed 2023-09-22
CIK 1938338

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 and DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(Restated)	(Restated)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$750,478	$756,231
Restricted cash	2,112,494	2,364,341
Accounts receivable – net	4,649,036	3,302,580
Short term investments	116,918	171,529
Prepayments	13,546	14,839
Stores and spares	830,954	1,066,725
Loans and advances	3,582,727	3,668,905
Other receivables	1,343,933	1,178,698
Total current assets	13,400,087	12,523,848
Property, plant and equipment	17,912,852	23,715,533
Operating lease right-of-use assets	488,101	707,991
Intangible assets - net	12,247,765	15,486,688
Long term loans and other assets	5,185,355	3,637,739
Deferred tax asset	8,257,196	11,065,173
TOTAL ASSETS	$57,491,354	$67,136,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$24,916,288	$28,027,230
Current portion of non-current liabilities	4,222,013	5,267,245
Accrued interest	2,000,387	2,041,753
Short term borrowings	1,216,113	1,531,718
Provision for taxation - net	1,341,848	1,678,731
Total current liabilities	33,696,649	38,546,677
Term finance certificates	2,640,916	4,042,807
Long term financing - secured	1,529,655	1,376,205
Long term deposits and payable	1,190,271	1,807,353
License fee payable	158,527	200,586
Operating lease liability	675,646	955,681
Other payables	589,379	1,866,732
Total non-current liabilities	6,784,393	10,249,365
TOTAL LIABILITIES	$40,481,042	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred shares	-	2,978,090
Dividend on preferred shares	-	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at June 30, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at June 30, 2023 and December 31, 2022.	13,976	13,976
Accumulated other comprehensive loss	(1,703,488)	(769,359)
Accumulated deficit	(34,254,138)	(35,079,562)
Shareholders’ Equity Attributable to the Parent Company	(35,943,650)	(31,771,230)
Non - controlling interest	52,953,962	50,112,161
TOTAL SHAREHOLDERS’ EQUITY	17,010,312	18,340,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,491,354	$67,136,972

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

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(124,914)	$1,335,465	$1,210,551	$(28,222,172)	$48,670,360	$25,736,430
Net loss attributable for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,302,972)	(1,347,154)	(2,650,127)
Other comprehensive loss for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	-	452,907	9,123,277
Total comprehensive income for the six months ended June 30, 2022	-	-	-	-	-	-	5,508,019	3,162,350	8,670,369	(1,302,972)	(894,247)	6,473,151
Translation and other adjustments for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$5,383,105	$4,497,815	$9,880,920	$(29,525,144)	$49,929,638	$34,363,105

Balance as of January 01, 2023 (Restated)	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(1,873,824)	$1,104,465	$(769,359)	$(35,079,562)	$50,112,161	$18,340,931
Net loss attributable for the six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,334,198)	(1,568,929)	(3,903,128)
Other comprehensive loss for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,569,446	1,270,405	-	878,803	2,149,208
Total comprehensive income for the six months ended June 30, 2023	-	-	-	-	-	-	(326,040)	1,596,446	1,270,405	(2,334,198)	(690,126)	(1,753,920)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the six months ended June 30, 2023	-	-	-	-	-	-	-		-	-	423,300	423,300
Balance as at June 30, 2023	-	-	-	139,763,391	13,976	-	(2,199,864)	496,377	(1,703,488)	(34,254,138)	$52,953,962	$17,010,312

The accompanying consolidated notes are an integral part of these consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Shares			Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as at April 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(1,283,400)	$1,872,929	$589,529	$(28,921,315)	$49,887,358	$25,633,262
Net loss attributable for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(603,829)	(851,181)	(1,455,011)
Other comprehensive loss for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	-	893,461	10,184,852
Total comprehensive income for the three months ended June 30, 2022	-	-	-	-	-	-	6,666,505	2,624,886	9,291,391	(603,829)	42,280	8,729,842
Translation and other adjustments for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of June 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$5,383,105	$4,497,815	$9,880,920	$(29,525,144)	$49,929,638	$34,363,105

Balance as of April 01, 2023	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(2,169,988)	$2,832,227	$662,238	$(37,678,228)	$49,734,456	$16,796,159
Net loss attributable for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	264,467	214,640	479,107
Other comprehensive loss for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	-	(103,761)	(264,954)
Total comprehensive income for the three months ended June 30, 2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	264,467	110,879	214,154
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the three months ended June 30, 2023	-	-	-	-	-	-	-		-	-	-	-
Balance as at June 30, 2023	-	-	-	139,763,391	13,976	-	(2,199,864)	496,377	(1,703,488)	(34,254,138)	$52,953,962	$17,010,312

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

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by December 31, 2022, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved.  On December 16, 2023, Merger and Reorganization Agreement was amended and latest amendment is done on September 20, 2023 in which December 31, 2023 is set for trading to commence.  As of the filing of this amendment trading of shares has not commenced.  The Company has applied for and received a Cusip number and has also applied for a symbol.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s year-end financial statements on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2023.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.  The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Restatement of Prior Balances— The consolidated financial statements of the Company for the prior period i.e., December 31, 2021 and 2022 have been restated in compliance with the Financial Accounting Standards Board (FASB) guidelines and in response to the comments received from the SEC Staff Letter dated September 14, 2023 as stated in the amended 10-K/A filed on September 20, 2023. The restatement of Form 10-K/A resulted in the restatement of consolidated financial statements (unaudited) as previously reported on Form 10-Q for the three and six months ended June 30, 2023 filed on August 18, 2023.

The below adjustments resulted in the restatement of the consolidated financial statements as of June 30, 2023.  There were no restatements to the consolidated statement of operations, cash flows, or comprehensive income for the three and six months ended June 30, 2023 and 2022.

	As Presented	Adjustment/	As Restated
	June 30, 2023	Reclassification	June 30, 2023
Balance Sheet
Common stock (a)	$13,983	$(7)	$13,976
Accumulated deficit (b)	$(33,915,953)	$(338,185)	$(34,254,138)
Shareholders’ Equity Attributable to the Parent Company (a) (b)	$(35,605,458)	$(338,192)	$(35,943,650)
Non-controlling interest (a) (b)	$52,615,771	$338,192	$52,953,962

The restatements/reclassifications relating to the financial statements as of December 31, 2022 are as follows:

	As Presented December 31, 2022	Adjustment/ Reclassification	As Restated December 31, 2022
Balance Sheet

Common stock (a)	$13,983	$(7)	$13,976
Accumulated deficit (b)	$(34,741,377)	$(338,185)	$(35,079,562)
Shareholders’ Equity Attributable to the Parent Company (a) (b)	$(31,433,038)	$(338,192)	$(31,771,230)
Non-controlling interest (a) (b)	$49,773,970	$338,192	$50,112,161

a)	As a result of the restatement the value of common stock issued and outstanding as of January 1, 2021 was decreased by $7 due to a transposition error.

b)

As a result of the restatement as of December 31, 2021 and 2022 in the amended 10-K/A filed on September 20, 2023, accumulated deficit of $338,185 and non-controlling interest of $338,185 as of June 30, 2023 and December 31, 2022 have been restated accordingly as compared to the previous filed report on Form 10-Q for the three and six months ended June 30, 2023 filed on August 18, 2023.

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

Break down of operating lease expense:

	Six Months Ended
	June 30,
	2023	2022
Operating lease cost	$158,802	$224,662
Short term lease cost	10,136	14,340
	$168,938	$239,003

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$488,101	$707,991

Current operating lease liabilities	195,695	418,607
Non-Current operating lease liabilities	675,646	955,681
	$871,341	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(99,151)	(318,297)
Foreign exchange loss	(120,740)	(320,071)
ROU Assets - net	$488,101	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.68	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended
	June, 30
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,337	$146,668

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023 (six months)	$69,295
2024	144,223
2025	156,727
2026	169,661
2027	174,244
Thereafter	620,521
Total lease payments	$1,334,671
Less: imputed interest	$(463,330)
Total lease obligations	$871,341
Less: current obligations	$195,695
Long-term lease obligations	$675,646

9. INTANGIBLE ASSETS – NET

	June 30, 2023	December 31, 2022
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	23,839	23,504
IRU - media cost	19,478,961	23,689,827
Software	50,422	49,714
	24,189,421	28,399,244
Less: Accumulated amortization - net	(11,941,656)	(12,912,555)
	$12,247,765	$15,486,688

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

The Group evaluated subsequent events and transactions that occurred after the balance sheet date up to September 18, 2023, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the above that would have required adjustment or disclosure in the consolidated financial statements.

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

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of June 30, 2023. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

