Form 10-Q
period 2023-09-30
GlobalTech Corp
filed 2023-11-13
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of September 30, 2023

Document Incorporated by Reference: None

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF September 30, 2023 and DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$803,783	$756,231
Restricted cash	2,212,810	2,364,341
Accounts receivable – net	3,856,468	3,302,580
Short term investments	102,175	171,529
Prepayments	16,935	14,839
Stores and spares	819,367	1,066,725
Loans and advances	3,730,462	3,668,905
Other receivables	1,518,885	1,178,698
Total current assets	13,060,885	12,523,848
Property, plant and equipment	17,765,581	23,715,533
Operating lease right-of-use assets	440,652	707,991
Intangible assets - net	11,894,055	15,486,688
Long term loans and other assets	4,558,467	3,637,739
Deferred tax asset	8,220,907	11,065,173
TOTAL ASSETS	$55,940,548	$67,136,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$24,586,470	$28,027,230
Current portion of non-current liabilities	4,683,369	5,267,245
Accrued interest	2,154,145	2,041,753
Short term borrowings	1,104,522	1,531,718
Provision for taxation - net	1,314,545	1,678,731
Total current liabilities	33,843,051	38,546,677
Term finance certificates	2,347,637	4,042,807
Long term financing - secured	1,459,508	1,376,205
Long term deposits and payable	1,339,455	1,807,353
License fee payable	157,430	200,586
Operating lease liability	668,326	955,681
Other payables	1,306,220	1,866,732
Total non-current liabilities	7,278,576	10,249,364
TOTAL LIABILITIES	$41,121,627	$48,796,041
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred shares	-	2,978,090
Dividend on preferred shares	-	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at September 30, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at September 30, 2023 and December 31, 2022	13,976	13,976
Accumulated other comprehensive loss	(1,720,916)	(769,359)
Accumulated deficit	(35,358,619)	(35,079,562)
Shareholders’ Equity Attributable to the Parent Company	(37,065,559)	(31,771,230)
Non - controlling interest	51,884,480	50,112,161
TOTAL SHAREHOLDERS’ EQUITY	14,818,921	18,340,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,940,548	$67,136,972

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2023	2022	2023	2022
NET REVENUE	$2,197,248	$2,729,855	$7,483,286	$8,374,735
Direct operating costs	(2,184,312)	(2,542,064)	(6,965,989)	(5,953,017)
Other operating costs	(383,901)	(499,721)	(1,456,551)	(1,645,598)
Depreciation and amortization	(1,111,285)	(939,278)	(2,515,191)	(3,281,659)
Other income (expenses)	(89,711)	(228,360)	(4,112,720)	(765,768)
OPERATING (INCOME) LOSS	(1,571,961)	(1,479,567)	(7,567,165)	(3,271,306)
OTHER:
Other income – net	(275,111)	(219,019)	2,807,171	566,076
Finance cost	(461,078)	(119,649)	(1,370,552)	(1,694,258)
INCOME (LOSS) BEFORE TAXATION	(2,308,151)	(1,818,235)	(6,130,547)	(4,399,488)
Taxation	4,276	(33,423)	(76,456)	(102,296)
NET INCOME (LOSS)	$(2,303,874)	$(1,851,658)	$(6,207,002)	$(4,501,784)
INCOME (LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(1,276,346)	(953,604)	(3,438,679)	(2,318,419)
Non – controlling interest (NCI)	(1,027,528)	(898,054)	(2,768,323)	(2,183,365)
	(2,303,874)	(1,851,658)	(6,207,002)	(4,501,784)

Net income (loss) per common share: basic and diluted	$(0.007)	$(0.002)	$(0.018)	$(0.01)
Weighted-average common shares used to compute basic and diluted loss per share	139,763,391	139,763,391	139,763,391	139,763,391

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,207,002)	$(4,501,784)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,515,191	3,281,659
Interest accretion on liabilities	1,237,360	2,203,494
Revenue from Indefeasible Right of Use ("IRU") agreement	-	(1,957,809)
Liabilities written back	-	(8,514)
Post employment benefits	11,576	149,205
Income on deposits, advances and savings accounts	(284,629)	(317,907)
Exchange loss on liabilities	4,102,471	748,598
Changes in operating assets and liabilities:
Stores and spares	247,358	263,973
Accounts receivables	(553,888)	(4,625,369)
Loans and advances	(61,557)	214,453
Short term investment	69,354	124,936
Prepayments	(2,096)	(2,673)
Other receivables	(340,186)	(566,417)
Trade and other payables	(3,440,760)	4,616,663
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(467,898)	(320,212)
Other payables	(560,512)	(840,893)
Long term loans and other assets	(920,728)	(2,704,360)
Post employment benefits paid	(10,891)	(830)
Income on deposit and savings accounts	284,629	299,079
Lease rental payments	(90,657)	(87,871)
Finance cost paid	(281,941)	(1,018,655)
Income tax paid	(56,983)	(99,347)
Net cash used in operating activities	(4,811,790)	(5,150,582)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment - net	(53,884)	(53,257)
Net cash used in investing activities	(53,884)	(53,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	(317,321)
Repayment of long term financing	(67,237)	-
Short term borrowings - net	-	(111,942)
Net cash used in from financing activities	(67,237)	(429,263)
Net Decrease in Cash and Cash Equivalents	(4,932,911)	(5,633,102)
Cash and Cash Equivalents at the beginning of the Period	3,120,572	2,679,401
Exchange effect	4,828,932	5,663,838
Cash and Cash Equivalents at the End of the Period	$3,016,593	$2,710,137
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(56,983)	$(99,347)
Interest	$(281,941)	$(1,018,655)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2023	2022	2023	2022
NET INCOME/(LOSS)	$(2,303,874)	$(1,851,658)	$(6,207,002)	$(4,501,784)

Items that will not be reclassified to profit or loss:

Changes in fair value of financial assets through other comprehensive income	752,812	(4,929,927)	226,317	(1,212,378)
Foreign currency translation adjustment	(640,328)	12,018,636	2,035,375	17,424,364
Other Comprehensive income (loss) - net of tax	112,484	7,088,709	2,261,692	16,211,986

COMPREHENSIVE INCOME/( LOSS)	(2,191,390)	5,237,052	(3,945,310)	11,710,203

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(1,214,030)	$2,697,082	$(2,185,702)	$6,030,754
Non - controlling interest (NCI)	(977,360)	2,539,970	(1,759,608)	5,679,448
Comprehensive (Loss) income attributable to GLOBALTCH	(2,191,390)	5,237,052	(3,945,310)	11,710,203

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Shares		Dividend	Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non- Controlling Interest	Total

Balance as at January 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(124,914)	$1,335,465	$1,210,551	$(28,222,172)	$48,670,360	$25,736,430
Net loss attributable for the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	-	(2,318,419)	(2,183,365)	(4,501,784)
Other comprehensive loss for the nine months ended September 30, 2022	-	-	-	-	-	-	(624,374)	8,973,547	8,349,173	-	7,862,813	16,211,986
Total comprehensive income for the nine months ended September 30, 2022	-	-	-	-	-	-	(624,374)	8,973,547	8,349,173	(2,318,419))	5,679,448	11,710,203
Translation and other adjustments for the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	2,153,526	2,153,526
Balance as of September 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(749,288)	$10,309,013	$9,559,724	$(30,540,591)	$56,503,333	$39,600,159

Balance as of January 01, 2023	52,500	$2,978,090	1,085,625	139,763,391	$13,976	$-	$(1,873,824)	$1,104,465	$(769,359)	$(35,079,562)	$50,112,161	$18,340,931
Net loss attributable for the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(3,438,679)	(2,768,323)	(6,207,002)
Other comprehensive loss for the nine months ended September 30, 2023	-	-	-	-	-	-	125,380	1,127,598	1,252,977	-	1,008,715	2,261,692
Total comprehensive income for the nine months ended September 30, 2023	-	-	-	-	-	-	125,380	1,127,598	1,252,977	(3,438,679)	(1,759,609)	(3,945,310)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the nine months ended September 30, 2023	-	-	-	-	-	-	-		-	-	423,300	423,300
Balance as at September 30, 2023	-	-	-	139,763,391	13,976	-	(1,748,444)	27,529	(1,720,916)	(35,358,619)	$51,884,480	$14,818,921

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Shares		Dividend	Common Shares			Accumulated Other Comprehensive Income
Description	Shares	Amount	on Preferred Shares	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non- Controlling Interest	Total

Balance as at July 01, 2022	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$5,383,105	$4,497,815	$9,880,920	$(29,525,144)	$49,929,638	$34,363,105
Net loss attributable for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	(953,604)	(898,054)	(1,851,658)
Other comprehensive loss for the three months ended September 30, 2022	-	-	-	-	-	-	(2,538,912)	6,189,598	3,650,685	-	3,438,024	7,088,709
Total comprehensive income for the three months ended September 30, 2022	-	-	-	-	-	-	(2,538,912)	6,189,598	3,650,685	(953,604)	2,539,970	5,237,052
Translation and other adjustments for the three months ended September 30, 2022	-	-	-	-	-	-	(3,593,481)	(378,400)	(3,971,881)	(61,843)	4,033,725	-
Balance as of September 30, 2022	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$-	$(749,288)	10,309,013	9,559,724	(30,540,591)	56,503,333	39,600,159

Balance as of July 01, 2023	-	-	-	139,763,391	$13,976	$-	(2,199,864)	$496,377	$(1,703,488)	$(34,254,138)	$52,953,961	$17,010,312
Net loss attributable for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(1,276,346)	(1,027,528)	(2,303,874)
Other comprehensive loss for the three months ended September 30, 2023	-	-	-	-	-	-	417,058	(354,742)	62,316	-	50,168	112,484
Total comprehensive income for the three months ended September 30, 2023	-	-	-	-	-	-	417,058	(354,742)	62,316)	(1,276,346)	(977,360)	(2,191,390)
Translation and other adjustments for the three months ended September 30, 2023	-	-	-	-	-	-	34,362	(114,106)	(79,744)	171,866	(92,121)	-
Balance as at September 30, 2023	-	-	-	139,763,391	13,976	-	(1,748,444)	27,529	(1,720,916)	(35,358,619)	$51,884,480	$14,818,921

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s year-end financial statements on Form 10-K/A filed with the Securities and Exchange Commission on September 21, 2023.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.  The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine-months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Going Concern – The Company incurred a loss of $6.21 million during the nine months ended September 30, 2023. As of September 30, 2023, the Company’s accumulated loss stands at $35.36 million and its current liabilities exceed its current assets by $20.78 million. These conditions, along with other factors like declining revenue indicate the existence of material uncertainties that cast significant doubt about the Company’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the nine months ended September 30, 2023 and 2022.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 289.10 and Rs.226.90 as on September 30, 2023 and December 31, 2022, respectively.

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

4. CASH AND BANK

	September 30, 2023	December 31, 2022
	(Unaudited)
Cash at bank
Current accounts	$739,463	$182,270
Savings accounts	45,821	112,438
	785,284	294,708
Cash in hand	18,498	461,323
Pay orders in hand	-	200
	$803,783	$756,231

5. RESTRICTED CASH

	September 30, 2023	December 31, 2022
	(Unaudited)
Deposit in escrow account	$2,013,022	$2,061,124
Margin and other deposits	199,787	303,217
	$2,212,810	$2,364,341

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $69,180 (2022: $88,145) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	September 30, 2023	December 31, 2022
	(Unaudited)
Considered good – unsecured	$3,856,468	$3,302,580
Considered doubtful – unsecured	2,174,759	2,174,759
	6,031,227	5,477,339
Less: Provision for expected credit loss	(2,174,759)	(2,174,759)
	$3,856,468	$3,302,580

Provision for expected credit losses has been approximately $0 and $741,603 for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2023	December 31, 2022
	(Unaudited)
Operating fixed assets	$17,709,147	$23,658,654
Capital work-in-progress	56,434	56,879
	$17,765,581	$23,715,533
Operating fixed assets
Building on freehold land	$428,291	$429,705
Freehold land	178,035	225,729
Leasehold improvements	835,402	806,713
Plant and equipment	35,562,783	36,335,401
Office equipment	462,383	458,815
Vehicles	137,127	135,200
Computers	803,834	785,610
Furniture and fixtures	155,620	149,969
Laboratory and other equipment	96,037	94,687
	38,659,512	39,421,829
Less: Accumulated depreciation	(20,950,365)	(15,763,175)
	$17,709,147	$23,658,654

Useful life of operating fixed assets is ranging between 5 years to over 20 years. There has not been significant additions and disposals have been made during the nine months ended September 30, 2023 and 2022. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

Detail of additions	September 30, 2023

Leasehold improvements	$7,256
Plant and equipment	32,982
Office equipment	872
Furniture and fixtures	1,951
Computers	10,823
$53,884

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Nine Months Ended
	September 30,
	2023	2022
Operating lease cost	$215,516	$226,260
Short term lease cost	10,947	40,900
	$226,463	$267,160

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$440,652	$707,991

Current operating lease liabilities	194,431	418,607
Non-Current operating lease liabilities	473,895	955,681
	$668,326	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(134,768)	(318,297)
Foreign exchange loss	(132,571)	(320,071)
ROU Assets – net	$440,652	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.39	6.34
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Nine Months Ended
	September, 30
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90,657	$87,871

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2023 (nine months)	$68,815
2024	143,225
2025	155,643
2026	168,487
2027	173,039
Thereafter	616,229
Total lease payments	$1,325,438
Less: imputed interest	$(462,681)
Total lease obligations	$862,757
Less: current obligations	$194,431
Long-term lease obligations	$668,326

9. INTANGIBLE ASSETS – NET

	September 30, 2023	December 31, 2022
	(Unaudited)
Licenses	$4,636,199	$4,636,198
Patents and copyrights	29,848	23,504
IRU - media cost	17,821,386	23,689,827
Software	63,133	49,714
	22,550,567	28,399,244
Less: Accumulated amortization - net	(10,656,512)	(12,912,555)
	$11,894,055	$15,486,688

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

As of September 30, 2023, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2023 (three months)	$294,641
2024	785,709
2025	785,709
2026	785,709
2026	785,709
Thereafter	8,456,578
$11,894,055

10. TRADE AND OTHER PAYABLES

	September 30, 2023	December 31, 2022
	(Unaudited)
Trade creditors	$9,930,264	$11,634,923
Accrued and other liabilities	4,653,534	4,961,552
Payable to PTA against APC charges	6,109,270	7,784,002
Payable against long term investment	152,196	193,918
Contract liabilities	3,060,093	2,541,600
Withholding taxes payable	276,166	297,868
Sales tax payable	283,411	458,515
Security deposits	121,536	154,852
	$24,586,470	$28,027,230

Trade creditors: This includes payable to PTA amounting to $2.01 million and $2.54 million as on September 30, 2023 and December 31, 2022, respectively. Out of this $1.82 million (December 31, 2022: $2.26 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.64 million and $0.81 million as on September 30, 2023 and December 31, 2022, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	September 30, 2023	December 31, 2022
	(Unaudited)
Term finance certificates	$2,510,150	$2,463,732
Interest payable on TFCs	1,452,915	1,422,080
Long term financing	525,873	962,825
Lease liabilities	194,431	418,608
	$4,683,369	$5,267,245

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	September 30, 2023	December 31, 2022
	(Unaudited)
Short term borrowings	$133,941	$219,329
Term finance certificates	2,020,204	1,760,140
Long term financing	-	62,284
	$2,154,145	$2,041,753

13. SHORT TERM BORROWINGS

	September 30, 2023	December 31, 2022
	(Unaudited)
Line of credit facility -commercial banks	$47,953	$202,541
Line of credit facility - others	1,056,929	1,329,177
	$1,104,522	$1,531,718

Line of credit facility – commercial banks:

During the year ended 31 December 2022, Company restructured one of its line of credit facility with Askari Bank Limited amounting $1.27 million which is transferred to long term financing due to restructuring for detail refer Note 15.

During the quarter the credit facility available from Standard Chartered Bank Limited was transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective markup rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of Pakistan). The mark up charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licences) of the Company for $1.11 million

This credit facility with commercial banks are secured against first pair passu hypothecation charge on all present and future current and fixed assets excluding building, Wireless Local Loop ("WLL")/Long Distance and International ("LDI") receivables, first joint pari passu hypothecation charge over all present and future current and fixed assets of the Company with security margin over the facility amount, pledge of shares of listed companies in Central Depository Company ("CDC") account of the Company, lien over cash deposit of $0.152 million first exclusive assignment of all present and future receivables of LDI business arm of the Company, collection accounts with Bank for routing of LDI receivables, counter guarantee of the Company, equitable mortgage over the property  of office # 302, 303, 304, 3rd Floor,  the Plaza on  Plot #  G-7, Block-9,  KDA Scheme # 5, Kehkashan Clifton, Karachi and equitable mortgage over the property of office # 07, 08, 09 situated on 1st Floor, Ali Tower, MM Alam Road, Gulberg III.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	September 30, 2023	December 31, 2022
	(Unaudited)
Loan from other parties	$89,502	$96,108
Loan from related party *	206,445	263,479
Loan from Elahi Group of Companies	760,982	969,590
	$1,056,929	$1,329,177

* Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

Loan from third parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detailed below.

	September 30, 2023	December 31, 2022
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	3,973
Wisdom Information Technology Solution	-	23,388
	$89,502	$96,108

14. TERM FINANCE CERTIFICATES (TFCs)

	September 30, 2023	December 31, 2022
	(Unaudited)
Opening balance	$7,458,750	$7,847,937
Repayments	-	(389,187)
	7,458,750	7,458,750
Current portion	(2,510,149)	(2,463,737)
	4,948,601	4,995,013
Add: Deferred markup	748,988	1,421,704
Exchange adjustment	(3,349,952)	(2,373,910)
Closing balance	$2,347,637	$4,042,807

Term finance certificates (TFCs) have a face value of $17.29 per certificate. These TFCs carry mark up at the rate of nine months average KIBOR plus 1.0% per annum (2022: nine-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the nine months ended September 30, 2023, on the outstanding balance ranged from 17.10% to 24.08% (December 31, 2022:  8.76% to 17.10%) per annum.

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

In accordance with the 3rd Supplemental Trust Deed executed during the year ended 31 December 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in interest of 0.60% i.e. revised interest rate of nine months average KIBOR + 1%. The outstanding interest payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and shall be paid from March 20, 2021 in quarterly instalments. 50% of the interest accrued for the period between December 20, 2018, to December 20, 2020, shall be paid on regular quarterly basis commencing from March 20, 2019, and the remaining 50% shall be deferred and paid from March 20, 2021. Interest deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million sponsor's shares were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly installments of June 2019 to September 2023 amounting USD 2.11 million against principal and USD 2.78 million against accrued mark up. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

In the year 2021, 13.6 million shares were sold by the trustee for the amount of USD 0.26 million (USD 0.16 million settled against principal and USD 0.06 million against accrued interest). Last year in January 2022 Trustee has sold 24.63 million shares for the amount of USD 0.24 million (USD 0.16 million settled against principal and USD million against accrued interest) and in February 2022 Trustee has sold further 25.75 million shares for the amount of USD 0.20 million (USD 0.12 million settled against principal and USD 0.08 million against accrued interest) to recover o/s installments of June 2019, September 2019 and Dec 2019.

These TFCs are secured against first pair passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	September 30, 2023	December 31, 2022
	(Unaudited)
Allied Bank Limited	163,265	$288,074
Bank Islami Limited	270,477	400,847
Askari Bank Limited	956,721	687,285
Standard Chartered Bank Limited	69,045	-
	$1,459,508	$1,376,206

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 17.5% to 23.76% (2022: 11.39% to 16.62%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.86 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on 12th January 2021. Principal will be repaid in 29 installments starting from Feb 2022 till May 2026. Interest will be accrued and will be serviced in 24 equal monthly instalments, starting from July 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% & Capping 17%). The interest charged during the year on the outstanding balance ranged from 15.87% to 17% (2022: 7.65% to 15.87%) per annum. The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & the building & licenses/receivable of LDI & WLL) of the Company for $3.04 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.09 million and various personal properties of Directors. Subsequently Bank approved the Company's restructuring request as a result of which overall repayment tenor was extended by 01 year and 06 months i.e. principal repayment will end in November 2025 instead of May 2024 and then Markup repayment will end in November 2027 instead of May 2026.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective markup rate applicable will be 1MK - 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 14.4% to 21.14% (2022: 13.46% to 14.61%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh., Pakistan.

Standard Chartered Bank Limited: 'This represents balance transferred from short term borrowings (Note no 13) as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective markup rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of pakistan). The mark up charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licences) of the Company for USD 1.1069 million.

16. LICENSE FEE PAYABLE

	September 30, 2023	December 31, 2022
	(Unaudited)
License fee payable	$157,430	$200,586
	$157,430	$200,586

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

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaries (“The Group”) has a dispute of approximately $0.25 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.16 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.16 million (2022: $1.47 million) on account of difference in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

WHI and its subsidiaries (“The Group”) has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $18.33 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.11 million along with default surcharge thereon amounting to approximately $5.72 million as of July 31, 2016, vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to approximately $1.22 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised demand amounting to approximately $0.10 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Company maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2013 along with late payment charges amounting in total to approximately $0.19 million. The Group has assailed the order before Honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honorable High Court on March 21, 2018 and it was held that PTA’s decision was appealable before PTA. Same was also upheld by the Honorable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Group. Subsequent to year end appeal against PTA’s order has been filled before the next judicial forum on January 12, 2021. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.10 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

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

PTA has raised demand amounting to approximately $0.06 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount approximately of $9.16 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.59 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management the ISF for 3.5 GHz and 479 MHz is already fully paid till 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450 Mhz frequency spectrum be reduced on pro-rata after withdrawal. Corresponding assets has also been retired. For detail refer note 17.

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

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of approximately $0.22 million on February 7, 2020, due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of approximately $0.11 million already recognized in the financial statements and late payment charges amounting to approximately $0.11 million. The Group has not received any notice from the Revenue department. The Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of approximately $1.21 million in respect of fine and loss of approximately $1.84 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA.

PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of approximately $0.41 million along with late payment charges. The Group has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA determined the demand amounting to approximately $0.77 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.14 million which was complied by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.65 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s WorldCall Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.03 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.23 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.70 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.72 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $3.66 million (including default surcharge of approximately $1.13 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.30 million (including default surcharge of approximately $1.07 million). Such reassessment order was assailed by the Group in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.17 million and curtailment of losses by approximately $20.34 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Group for super tax for the tax year 2018 amounting to approximately $0.15 million. The chargeability has been challenged by the Group through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.58 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honorable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding approximately $1.45 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $4.17 million (December 31, 2022: $5.32 million) has not been made in these financial statements.

Other matters

One of the Group’s vendor has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million however the claim is inflated to $0.80 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said vendor will materialize.

One of the Group’s vendor has filed petition on November 21, 2014 before LHC. The vendor has claim of approximately $0.75 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming approximately $1.09 million under the same contract against which the vendor has claimed its dues. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s vendor and its allied international identities (referred to as vendors) filed winding up petition dated October 16, 2017, before LHC and claim of approximately $0.22 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The vendors have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group has already filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before Civil Court, Lahore for recovery of $5.19 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group acquired the Indefeasible Right to Use (“IRU”) of media and related Operations and Maintenance Services (“O&M”) from one of the Group’s vendors through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Group and other deliverables under the IRU agreement shall be mutually agreed by June 30, 2016. However, the vendor illegally and violating the terms of the Agreement disconnected its services to the Group and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to $7.03 million equivalent to approximately $3.77 million along with interest @ 15% amounting to $1.58 million equivalent to approximately $0.85 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

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

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.39 million. Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

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

18. NET REVENUE

	Nine Months Ended September 30,
	2023	2022
Telecom services	$6,770,303	$5,394,807
Broadband services	745,601	2,972,983
Other services	9,981	113,357
Gross Revenue	7,525,885	8,481,147
Less: Discounts	(1,523)	(3,627)
Less: Sales tax	(41,076)	(102,785)
Total Revenue	$7,483,286	$8,374,735

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

The following table represents a disaggregation of revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Telecom Services:
International termination services	6,770,303	5,394,748
	$6,770,303	$5,394,748
Broadband Services:
IRU services	-	1,957,809
Cable TV and internet services	361,056	531,864
Metro fibre solutions	265,954	317,273
Capacity sale services	118,591	161,123
Advertisement services	-	4,914
	$745,601	$2,972,983

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

Deferred revenue was $86,567 as on September 30, 2023, and $34,442 as on December 31, 2022.

19. DIRECT OPERATING COSTS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Interconnect, settlement and other charges	$5,788,573	$4,171,338	$1,765,437	$2,208,373
Salaries, wages and benefits	325,913	484,558	81,322	137,621
Bandwidth and other PTCL charges	174,031	156,336	50,354	70,739
Power consumption and rent	158,937	297,005	53,139	102,218
Network maintenance and insurance	84,024	71,245	38,257	64,931
PTA fees	39,651	42,436	16,095	11,626
Cable license fee	40,130	86,232	14,076	17,068
Annual spectrum fee	44,093	67,779	11,653	19,847
Stores and spares consumed	4,270	-	4,270	(59117)
Metro fiber cost	-	97,675	-	(5,936)
Fees and subscriptions	70,456	54,111	70,456	(56,273)
Content cost	3,480	9,300	569	(80,414)
Security services	4,368	5,389	1,154	1,588
Others	228,063	409,613	77,531	109,795
	$6,965,989	$5,953,017	$2,184,312	$2,542,064

20. FINANCE COST

	Nine Months Ended September 30,
	2023	2022
Unwinding of discount on liabilities	$133,192	$509,236
Interest on term finance certificates	651,075	522,813
Interest on long term loan	247,254	275,591
Interest on short term borrowings	240,743	250,024
Finance charges on lease liabilities	80,750	110,650
Bank charges and commission	17,539	25,944
	$1,370,552	$1,694,258

21. TAXATION

The provision (benefit) for income taxes for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30,
	2023	2022
Current provision
For the period	$76,456	$102,296
Prior periods	-	-
Total current provision	76,456	102,296
Deferred provision	-	-
Total provision	$76,456	$102,296

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Nine Months Ended September 30,
	2023	2022
Current provision
Federal	$-	$-
State	-	-
Foreign	76,456	102,296
Total current provision	76,456	102,296
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total provision	$76,456	$102,296

The components of the Company’s deferred income taxes as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$15,045,263	$19,169,614
Provision for doubtful debts	3,828,912	4,878,530
Post employment benefits	246,827	314,490
Provision for stores and spares & stock-in-trade	5,153	6,565
Provision for doubtful advances and other receivables	364,505	464,426
	19,490,660	24,833,625
Liability for deferred taxation comprising temporary differences on other liabilities	(8,147,243)	(10,380,642)
Exchange translation adjustment	(3,122,511)	(3,387,811)
Deferred tax asset	$8,220,907	$11,065,173

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

Transactions During the Year	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Worldcall Business Solutions (Private) Limited Expenses borne on behalf of associate	$20,452	$41,129	$(4,153)	$10,532
Worldcall Business Solutions (Private) Limited Interest charges	$51,930	$39,118	$(2,383)	$13,107
Worldcall Cable (Private) Limited Interest charges	$669	$992	$(609)	$309
ACME Telecom (Private) Limited Interest charges	$15	$12	$(3)	$2
Worldcall Ride Hail (Private) Limited Interest charges	$10	$7	$-	$2
Key management personnel Advances against expenses disbursed (adjusted) - net	$3,938	$215	$(7,171)	$5,989

Balances (Due to) Due from Related Parties	September 30, 2023	December 31, 2022
	(Unaudited)

Worldcall Business Solutions (Private) Limited Other receivable	$464,430	$474,774
Worldcall Cable (Private) Limited Other receivable	$9,652	$11,516
AMB Management Consultants (Pvt.) Ltd Short term loan	$(206,445)	$(263,479)
ACME Telecom (Private) Limited Other receivable	$152	$163
Worldcall Ride Hail (Private) Limited Other receivable	$83	$106

As on September 30, 2023 and December 31, 2022, outstanding balance from key management personnel was approximately $596,323 and $759,017, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.54 million and $0.94 million interest free loan to its director as on September 30, 2023 and December 31, 2022, respectively, which is repayable at discretion of the Company.

23. PREFERRED SHARES

During the nine months ended September 30, 2023, the Company acquired the remaining convertible preference shares (“CPS”) of WorldCall Telecom Limited of 52,500 from Oman Telecommunication Company, previously held under a lockup agreement, and then sold CPS of WorldCall Telecom Limited of 19,500 to a third party.  The CPS shares owned by the Company have been eliminated in consolidation and the transaction resulting from the sale of 19,500 CPS to a third party has been recorded as non-controlling interest in the consolidated statement of shareholders’ equity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on September 20, 2023.

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

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the Consumer’s Choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in their months ended September 30, 2023, primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 6.77 million during the nine months ended September 30, 2023 compared to US$ 5.39 million during nine months ended September 30, 2022, this increase of approximately US$ 1.38 million was primarily due to the increase in volume of international termination business. Broadband services generated revenue of US$ 0.75 million during nine months ended September 30, 2023 compared to US$ 2.97 million during nine months ended September 30, 2022. This decrease of US$ 2.22 million is due to recognition of duct sale in corresponding period of last year.

Adjusted EBITDA for the nine months ended September 30, 2023 is US$ 1.86 million, whereas Adjusted EBITDA for the corresponding period September 30, 2022 is US$1.33 million. Net loss for the nine months ended September 30, 2023 is US$4.76 million, and net loss for the nine months ended September 30, 2022 was US$2.71 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Nine Months Ended September 30,
	2023	2022
Net revenues	$7,483,286	$8,374,735
Adjusted EBITDA	$1,857,666	$1,325,027
Loss from Operations	$(4,759,994)	$(2,705,230)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Net revenue	$7,483,286	$8,374,735

GAAP net loss	(6,207,002)	(4,501,784)

Depreciation and amortization	2,515,191	3,281,660
Finance cost	1,370,552	1,694,258
Taxation	76,456	102,296
Exchange loss	4,102,471	748,598
Adjusted EBITDA	$1,857,066	$1,325,027

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations during the nine months ended September 30, 2023 were impacted by the decline in revenue, mainly due to duct sale recognized in corresponding period of last year, whereas Adjusted EBITDA and income from operations during the nine months ended September 30,2022 were impacted by the increase in revenue mainly by rise in traffic (international minutes) originated/ terminated.

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

Gross Margin: The Company recorded a gross margin of USD 0.52 million during the nine months ended September 30, 2023 compared to USD 2.42 million during the nine months ended September 30, 2022. LDI revenue was increased due to increase in traffic. The broadband revenue decreased was due to duct sale recognized in corresponding period of last year. Currency devaluation also impacted revenue and resulted in a net decrease of USD 0.89 million in revenues thus resulting in a decrease in gross margins.

Direct operating costs: Direct operating costs stood at USD 6.97 million during the nine months ended September 30, 2023 compared to USD 5.95 million during the nine months ended September 30, 2022. The increase in direct cost is mainly due to interconnect cost, which is aligned with termination revenue and increase in exchange rate.  Operating costs remain practically the same in both periods and negative variance is on account of currency devaluation over the period. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 1.46 million during the nine months ended September 30, 2023 compared to USD 1.65 million during the nine months ended September 30, 2022. Operating costs remain practically the same during the periods.

Other income and expenses: The Company recorded other income of USD 2.81 million during the nine months ended September 30, 2023 compared to USD 0.57 million during the nine months ended September 30, 2022. Other expenses stood at USD4.11 million during the nine months ended September 30, 2023 against USD 0.77 million during the nine months ended September 30, 2022.

Updates on plans:

Long Distance and International traffic operations:

During the quarter our engagement with middle eastern operators has borne fruit. Our principal interconnect partner, ACMETEL has successfully enhanced traffic volumes in bulk arrangements and enhanced volume of traffic have started to flow. Correspondingly, business financial are reflected in this period quarter ending September 30, 2023.

LDI management team attended significant conference as planned namely Capacity Middle East (UAE) and GCCM Middle East (Oman). We plan to further enhance our participation in international forums for voice and data traffic.

Broadband and Cable TV Operations:

It is updated that arrangements with respective authorities have been finalized for the commencement of network roll-out to commence as early as September 2023. It is subject to the timely availability of both the equipment and the funds.

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

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of September 30, 2023, was $6.60 million, consisting of $4.11 million of Term Finance Certificates, a Term Loan of $ 1.38 million, and short-term borrowings including running finances of $ 1.10 million. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 4.14 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

We expect to raise a minimum of $5 million to a maximum of $10 million by March 31, 2024. Most likely shares will be placed at a 50% discount to the trading value of the common shares of the Company over a 30-day period.

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

The Company believes its balances of cash, and cash equivalents which totaled $3,016,592 as of September 30, 2023, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash oof $2,212,809 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,016,592 and $2,710,137 cash and cash equivalents as of September 30, 2023, and 2022, respectively, which includes restricted cash of $2,212,809 and $2,411,698 that is not available for immediate ordinary business use.

Operating Activities: Net cash used in operating activities increased during the ongoing period by $ 0.32 primarily due to a decrease in EBITDA mainly on account of a decline in broadband revenue and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the nine months ended September 30, 2023, and 2022 was $ (4.81) million and $ (5.13) million respectively.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2023, and 2022 was $ (0.05) million and $ (0.05) million, respectively. The increase in cash used was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.36 million during the period ended September 30, 2023, compared to the period ended September 30, 2022.

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

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of September 30, 2023. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2023, and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of September 30, 2023, our company’s internal control over financial reporting was ineffective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2023, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GLOBALTECH CORPORATION

Dated: November 08, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 08, 2023	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

