Form 10-K
period 2023-12-31
GlobalTech Corp
filed 2024-04-16
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of December 31, 2023

Document Incorporated by Reference: None

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

■	We acquired Worldcall Holding Inc, a privately held Utah corporation (“WHI”);
■	We issued an aggregate of 117,299,473 of the Common Shares to Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali, the owners of 100% WHI;
■	WHI merged into the Company and ceased to exist;

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

■

WorldCALL Private and FZC which own 10.16% and 44.67%, respectively of WorldCALL Telecom Limited (“WorldCALL Public”), a publicly traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017),

■	Through our ownership of around 55% of WorldCALL Public, Route 1 Digital (Private) Limited is a subsidiary.

Each of the entities above are under common control due to common ownership and management.

As a result of our ownership of 100% of Worldcall Private and FZC, we indirectly hold around 55% on fully diluted basis of WorldCALL Public which was 55.2% in our last submission. We shall continue to witness slight variation in holding % on account of exchange rate translation as WorldCall Public’s share capital comprises of ordinary shares and preference shares; preference shares are US$ denominated WorldCALL Public is licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) and offers Long Distance & International (“LDI”) services in Pakistan, re-broadcasting international/national satellite/terrestrial channels on cable television and broadband services.

If trading of shares of the common stock of GTC on OTC Markets is not commenced by June 30, 2024, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On March 29, 2024 Merger and Reorganization Agreement was amended for extension in trading date specifically to June 30, 2024. On March 29, 2024 we entered in Amendment No. 7 to the agreement to extend till June 30, 2024

We applied for and received a Cusip Number 37892L 106 and we applied for a symbol and filing with DTC/ OTC to commence trading. We obtained Trading Symbol GLTK on November 14, 2023 after successful completion of process.  We have applied with Depository Trust and Clearing Corporation (“DTC”) for clearing and settlement.   All requisite documents have been submitted to DTC once DTC approves trading in common shares of the Company will commence.

Corporate Structure

The following table sets forth our subsidiaries:

Name of company	Country of Incorporation or Establishment	Attributable Equity Interest Held
Worldcall Telecom Limited	Pakistan	55%
Worldcall Services (Private) Limited	Pakistan	100%
Ferret Consulting F.Z.C.	Emirates of Ajman, UAE	100%
Route 1 Digital (Private) Limited	Pakistan	55%

Around 45% of the shares of Worldcall Telecom Limited is held by public shareholders in Pakistan. Worldcall Telecom Limited owns 100% of Route 1 Digital (Private) Limited.

Corporate Law of Pakistan

Under the Companies Act, 2017, and WorldCALL Public’s organizational documents, WorldCALL Public’s shareholders elect its Board of Directors at its annual meeting of shareholders. Through our ownership of WorldCALL Private and FZC, we hold around 55% of WorldCALL Public, and its Board of Directors consists of Muhammad Shoaib, Babar Ali Syed (CEO), Muhammad Azhar Saeed, Faisal Ahmed, Mubasher Lucman, Hina Babar, Mansoor Ali and Tariq Hasan. As the holder of around 55% of WorldCALL’s ordinary shares, we determine the outcome of its board of directors and any corporate transactions including mergers, acquisitions, dividends, and dissolution. As the owner of 55% of WorldCALL Public, we pay around 55% of WorldCALL Public’s operational and other costs and expenses and receive 55% of its profits.

Location of Principal Executive Office

The address of our principal executive office and our contact information is as follows:

GlobalTech Corporation

3550 Barron Way, Suite 13a

Reno, Nevada 89511

Tel: (775) 624- 4817

Website: www.globaltechcorporation.com

Financial Condition

For the year ended December 31, 2023, our revenue was $10,613,766 (YE December 31, 2022: $11,620,515) from sale of our services in Pakistan. During the year ended December 31, 2023, we incurred net loss of $8,324,958 (YE December 31, 2022: Net loss of $12,422,808).

Our Services

Our 55% owned subsidiary WorldCALL Public’s LDI network provides local and international interconnect services (connection between telecom service operators) to its customers in Pakistan. WorldCALL Public also provides digital television, analog cable television, and broadband internet services in Pakistan.

We sell our digital television, analog cable television, and broadband internet services to consumers and businesses.

Our Revenues

For the years ended December 31, 2023 and December 31, 2022, 100% of our revenues were generated by WorldCALL Public. Worldcall Private and FZC did not generate revenue during this period, as they are holding companies.

A breakdown of our revenue by service is as follows:

All in USD	12 Months Ended December 31, 2023	12 Months Ended December 31, 2022
Telecom (1)	9,643,277	8,258,524

Broadband (2)	997,417	3,424,584

Other	40,152	30,834

Less Discount	(2,103)	(5,281)

Less Sales Tax	(64,976)	(88,145)

Total	10,613,766	11,620,515

(1)	Telecom services consist of local and long-distance origination and connection services.
(2)	Broadband services consist of digital television, analog cable television, and broadband internet services.

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

■

Digital Television Services: For digital television services, WorldCALL Public provides a Set-top box for digital signal, which is a converter box that converts an encrypted signal from our central office to the customer’s location where the signal is provided to the customer’s television. Our digital television offers more than 200 channels, providing a television entertainment experience with sharper images, vibrant colors, and stereo sound. We presently have approximately 43,000 customers for our digital television at a monthly cost of between $1 to $8 which includes Internet and digital television.

■

Analog Cable Television Services: For analog television services, WorldCALL Public provides a coaxial connection, which is directly connected to the customer’s television. Our analog cable television offers 80+ crystal clear channels, including a wide assortment of satellite and in-house channels with a wide range of movies, news, and documentaries. We presently have approximately 700,000 customers for our analog television at a monthly cost of between $1 to $ 8. This does not include Internet.

■

Internet Service: We provide internet services to our customers, that allow for data downloads and data uploads. This includes internet access, email facilities, web-page facilities, and any other related internet facility or services that we may provide from time to time.

We use Hybrid Fiber Coaxial (HFC) to transport our signal from our central facility to distribution points within our network using fiber optics. We convert the signal at each location to an RF signal, which is transported by coaxial cable to our customer locations to provide digital and analog cable and internet. Our Hybrid Fiber Coaxial (HFC) coverage extends to nearly 200,000 home passes in Lahore and Karachi, the two largest cities of Pakistan with a combined population of 34 million, as shown by the Pakistan Bureau of Statistics. Our Cable TV coverage extends to four (4) additional cities and reaches nearly a million households. All connectivity is provided to local loop operators on fiber for further distribution on loop holder HFC infrastructure.

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

Employees

We have 364 full-time and 0 part-time employees as follows:

WorldCALL Telecom Limited	Full-Time (356)	Part Time (0)
Sales & Technical	234	0
Administrative	109	0
Management	13	0

Worldcall Services (Private) Limited	Full-Time (6)	Part-Time (0)
Sales	0	0
Administrative/Management	6	0

Ferret Consulting	Full-Time (2)	Part-Time (0)
Sales	0	0
Administrative/Management	2	0

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

Competitive Business Conditions

For each segment of business operations, we have a different competitive landscape with the following identified competitors.

Competition—Broadband/Internet in Pakistan

The following table shows our and our competitors’ respective customers for Broadband services in Pakistan as of December 31, 2023:

Operator	Customers
WorldCALL Public	50,000
Pakistan Telecommunications Company Limited (“PTCL”)	750,000
Cybernet (PVT) Limited	90,000
Transworld Associates	40.000
Nayatel (Pvt) Limited	23,000
Multinet (Pvt) Limited	27,000
Wateen (Pvt) Limited	9,000

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

The following table shows our and our competitors’ respective customers for digital and analog cable television service in Pakistan as of December 31, 2023:

Operator	Customers
WorldCALL Public	800,000
Pakistan Telecommunications Company Limited (“PTCL”)	90,000
Cybernet (PVT) Limited	78,000
DG Cable (Consortium)	500.000
Solo Cable (Consortium)	650,000

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

■	National administrative bodies National Highway Department, Pakistan Ministry of Defense, and Ministry of Communications for Fiber Optic network deployment for its Broadband services.
■	Local governments in Pakistan for Right of Ways (ROW) for its Broadband, Digital Cable and analog television services.

All of our operations are conducted through WorldCALL Public which holds the following licenses:

Type of License	Regulatory Authority	License Fees 12/31/2023	License Fees 12/31/2022	Renewal
Telecommunications and Broadband (1)	Pakistan Telecommunication Authority (the “PTA”)	$38,705	$57,276	2024

Cable Television (2)	Pakistan Electronic Media Regulatory Authority (“PEMRA”)	$55,903	$102,683	2023-2027

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

Our operations are exposed to Foreign Currency Exchange risk. Pakistan’s currency has devalued against US Dollar by ~24% between 2022 and 2023. Further devaluation is expected, and the extent of the same is not quantifiable at the moment. A significant amount of our costs, expenditures and liabilities, including capital expenditures and borrowings, is denominated in U.S. dollars and Pakistan Rupees. Foreign exchange rate fluctuations can have an effect on our operations in Pakistan, specifically on a completed transaction prior to its settlement. Future transactions planned by the Company are subject to foreign exchange rates, which may make acquisition of equipment and capital expenditures un -feasible or nonproductive for the Company.

The value of the Pakistan Rupee has experienced significant volatility in recent years in response to certain political and economic issues, and such volatility may continue and result in the depreciation of these currencies against the U.S. dollar. When the Pakistan Rupee depreciates against the U.S. dollar in a given period, the results of our business expressed in U.S. dollars will be lower period-on-period, even assuming consistent Pakistan Rupee revenue across the periods. Pakistan also experienced a high level of inflation during 2023. Our profit margins could be harmed as well if we are unable to sufficiently increase our prices to offset any significant future increase in the inflation rate, manifested in inflationary increases in salary, wages, benefits and other administrative costs, which may be difficult with our mass market and price-sensitive customer base.

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

We have substantial amounts of indebtedness and debt service obligations. As of December 31, 2023, the outstanding principal amount of our external debt for bonds, bank loans, and other borrowings amounted to approximately US$ 6.5 million. In addition to these borrowings, we also have lease liabilities amounting to US$ 1.36 million. For more information regarding our outstanding indebtedness and debt agreements See Item 2. Management’s Discussion and Analysis.

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

Our President and Member of the Board of Directors beneficially own, in the aggregate, approximately 6.96% of our outstanding Common Stock. As a result, he will be able to exercise a significant level of influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Following a summary of our Legal and Regulatory Disputes

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

We have a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Company's favour as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

Our 55% ownership of a publicly traded company in Pakistan may expose us to legal and political risk and reputational harm.

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

Foreign Exchange Risk

GlobalTech business operations are exposed to Foreign Currency Exchange risk. Pakistan currency has devalued against US Dollar by ~24% between 2022 and 2023. Further devaluation is expected the and extent of the same is not quantifiable at the moment.

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

Supply Chain / Equipment procurement

All rollouts are subject to the timely and adequate availability of equipment at the operational site. Any supply chain issue on account of any of the multiple factors will have a direct impact on project completion and business operations. During the year 2023 we were subject to supply chain issues as it took longer to receive equipment and supplies due to shortages and as we have seen delays for deployment of our fiber networks.

Item 1B. Unresolved Staff Comments

We have resolved all comments and received no comment letter on October 02, 2023.

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

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaris ("The Group") has a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Company's favour as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

WHI and its subsidiaries ("The Group") have filed a suit before Civil Court, Lahore on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Company on account of auction of preoccupied frequency spectrum. The Company has raised a claim of approximately USD 18.77 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

'During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to USD 6.25 million along with default surcharge thereon amounting to USD 5.86 million as of July 31, 2016 vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to USD 1.24 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Company. The Company has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Company and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

'PTA has raised demand amounting to USD 0.11 million on account of using extra Radio Spectrum not assigned to the Company. The Company challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Company. PTA went into appeal before the Honourable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Group maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2011,2012,2013,2014 and 2015 along with late payment charges amounting in total to USD 0.19 million. The Company has assailed the order before honourable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honourable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honourable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honourable High Court on March 21, 2018 and it was held that PTA's decision was appealable before PTA. Same was also upheld by the honourable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Company. Subsequent to year end appeal against PTA's order has been filled before the next judicial forum on January 12, 2021. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of USD 17.51 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Company to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honourable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Company and restrained PTA from taking any coercive action against the Group.

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

 'PTA has raised demand amounting to USD 0.06 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Company challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeal were that these charges are ultra vires to the act and licence. Therefore PTA had ordered for further proceeding and the appeal was withhdrawn accordingly.

'PTA has filed recovery proceedings against the Company before the District Collector / District Officer Revenue, Lahore for an amount of USD 9.38 million including late payment charges on November 4, 2016 due to non-payment of initial spectrum fee (ISF). The Company has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by Rs. 1.038 billion.

PTA has withdrawn the frequencies 3.5 Ghz,  479 Mhz, 450 Mhz and 1900 Mhz. As per management the ISF for 3.5 Ghz and 479 Mhz is already fully paid till 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015  (actual withdrawal year), Similarly, liability for 450Mhz frequency spectrum be reduced on prorata after withdrawal. Corresponding assets has also been retired.

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

'PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Company before the District Collector / Deputy Commissioner, Lahore for an amount of USD 0.22 million on February 7, 2020 due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of USD 0.11 million already recognized in the financial statements and late payment charges amounting to USD 0.11 million. The Company has not received any notice from the Revenue department. The Company's management and legal advisor feels that there are strong grounds to defend the Company's stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

'PTA had demanded an amount of USD 1.24 million in respect of fine and loss of USD 1.84 million on account of international telephony traffic. The case was decided by Islamabad High Court in favour of the Company, however, PTA went into appeal before the honourable Supreme Court of Pakistan. The honourable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019 which is pending adjudication. The Company has not received any notice in this regard. The Company's management feels that there are strong grounds to defend the Company's stance, hence, no provision has been made in these financial statements.

'PTA has issued show cause notice to the Company with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of USD 0.42 Million along with late payment charges. The Company has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Company therefore filled the appeal in Sindh High Court on December 31, 2020 to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Company. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

'PTA determined the demand amounting to USD 0.79 million , on account of annual spectrum fee and other regulatory charges,  vide its determination dated February 22, 2010. Being aggrieved, the Company’s management preferred an appeal before the Honourable Lahore High Court ("LHC") on March 20, 2010 against the PTA's determination. LHC granted stay against the recovery subject to payment of USD 0.14 million which was complied by the Company. Based on the advice of the Company's legal counsel, the Company’s management feels that there are strong grounds to defend the Company's position and the ultimate decision would be in the Company's favour.

'Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of USD 5.79 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Company's management feels that there are strong grounds to defend the Company's stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

'Separate returns of total income for the Tax Year 2003 were filed by M/s World call Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Company. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 ("Ordinance") through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of USD 0.04 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of USD 0.23 million. The Company contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Company before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Company's management considers that meritorious grounds exist to support the Company's stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

'Through amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of USD 2.76 million. The Company's appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Company's management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Company's stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

'In computer balloting for total audit u/s 177 of the Ordinance, the Company was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of 0.74 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Company. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'A demand of USD 3.75 million (including default surcharge of USD 1.15 million) was raised against the Company under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Company's favour, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Company before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to USD 3.38 million (including default surcharge of USD 1.09 million). Such reassessment order was assailed by the Company in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favourable outcome. The Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'In computer balloting for total audit u/s 177 of the ITO, 2001, the Company was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of USD 173,562 and curtailment of losses by USD 20.83 million. The said demand was curtailed to USD 20,359 through a revised demand order on account of rectification application filed by the Company. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Company. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Company for super tax for the tax year 2018 amounting to USD 0.16 million. The chargeability has been challenged by the Company through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of USD 0.736 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group's appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honourable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favour of other taxpayers operating in the Telecom Sector. The Honourable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group's management feels that there are strong grounds to defend the Group's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding USD 1.49 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honourable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Company's tax advisor, the management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating USD 4.27 million (2022: USD 3.90 million) has not been made in these financial statements.

Other matters

One of the Group’s supplier has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the supplier. The principal claim is USD 0.06 million however the claim is inflated to USD 0.81 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said supplier will materialize.

One of the Group's supplier has filed petition on November 21, 2014 before LHC. The supplier has claim of USD 0.77 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group's position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming USD 1.12 million under the same contract against which the supplier has claimed its dues. The Group had to deposit an amount of USD 0.07 million in the Court in respect of this case. The honourable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group's legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s supplier and its allied international identities (referred to as suppliers) filed winding up petition dated October 16, 2017 before LHC and claim of USD 0.24 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and Rs. 68.08 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The suppliers have now filed an appeal before the Honourable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Company has already filed suit for recovery of USD 93.3 million against this suppliers for default in performance of agreements before Civil Court, Lahore in August 2017.

The Group has also filed another suit before Civil Court, Lahore for recovery of Rs. 1.5 billion for causing damage to the Company for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group acquired Indefeasible Right to Use ("IRU") of media and related Operations and Maintenance Services ("O&M") from one of the Company’s suppliers through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Company and other deliverables under IRU agreement shall be mutually agreed by June 30, 2016. However, the supplier illegally and violating the terms for the Agreement, disconnected its services to the Company and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to USD 7.03 million equivalent to Rs. 1.09 billion along with mark up @ 15% amounting to USD 1.58 million equivalent to USD 0.87 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

'The management believes that supplier's claim is invalid since it relates to the un-utilized future period and for the media which has never been provisioned as required under the Agreement and the supplier is/was under contractual obligation to provide (media) to the Company. That, a net sum of USD 2.977 million is due and payable by Supplier to the Company, in respect of reimbursement and refund obligation under and pursuant to the IRU Contract. The net sum is calculated on the basis of actual utilization of the capacity calculated on pro rata basis hence the Company was/is entitled to and Supplier was/is liable to refund USD 2.977 million within 90 days of the termination of the IRU instead of claiming USD 7.03 million. The subject media / services have never been provisioned therefore the Supplier is not entitled to claim any amount for media or services. As the Company holds an indefeasible right to use the supplier's media for the contract duration of 15 years, early and unilateral termination of services by supplier, amounts to a breach.

Under these circumstances, the Group under the express contractual rights have claimed the amounts pertaining to (i) media which has yet not been delivered, and (ii) un-utilized future period on a prorata basis, as required under the terms and conditions of the Agreement. Moreover, the Supplier is also liable to make payments to the Group on account of different services received from the Group. The Group has filed an application before SHC in January 2017 under section 34 of the Arbitration Act, 1940 to refer the matter to Arbitrator as per the dispute resolution mechanism provided in the agreement dated 2011.

During 2019, the supplier has signed an MoU with the Group undertaking to withdraw all legal cases which has completed in August 2022 and both parties have withdrawn their respective cases.

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to USD 0.40 million (2022: USD 0.49 million. Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favourable and liability, if any, arising out on the settlement is not likely to be material.

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

Our transfer agent is Standard Register & Transfer Company, located at 440 East 400 South Suite 300, Salt Lake City, Utah 84111.

Holders

As of December 31, 2023, there were 794 holders of record of our common stock and, 139,763,391 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance, but we do have outstanding stock options.

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of common stock during the fiscal year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section generally discusses fiscal 2023 compared to fiscal 2022.

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

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the consumer’s choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in 2023 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns. As is generally the case in the video market in the United States, viewers are using streaming services and dropping cable television bundled services.  We expect this to continue.

Broadband customers decreased due to competition in certain of our service areas. We are in the process of revising our marketing plan to regain customers in areas where we have lost customers.

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

On financial numbers, the Revenue of broadband decreased by $2.43 million. Customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and same is substantiated by marginal increase recorded this year.

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

Subscriber conversion rate from HFC to FTTH:

We were able to convert 100% of our HFC customers located in Lahore City (Wapda Town), however, we do not expect 100% conversion of all of our HFC customers. Our experience in Wapda Town is an indication of the level of acceptance by our customers to convert from HFC to FTTH.

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

The table below gives an example of conversion in one of our areas.

Subscriber conversion from HFC to FTTH:

Company deployed FTTH network in one target area of Lahore City (Wapda Town) and achieved the following results:

Total subscribers HFC	=	2,110
Converted to FTTH	=	2,110
ARPU on HFC	=	USD 2
ARPU on FTTH	=	USD 6
Conversion ratio	=	100%
Incremental revenue	=	110%

As per the national broadband policy 2022 of Pakistan, Pakistan’s market has huge potential for broadband/data and therefore has set the following targets keeping in view the market potential, the following table sets forth Government of Pakistan’s targets for broadband deployment.

Targets under National Broadband Policy

Description	Current	Before 2025		By 2030
Fixed Broadband Penetration	1.13%	>	15%	>	35%
Average Internet Usage/ Subscriber/Month (in GBs)	1.91	>	20	>	50

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

International termination revenue is one of the major revenue streams, which has increased by $1.4 Million due to a increase in international traffic and termination rates driven by competitive forces and further propagation of connectivity services through WhatsApp, Messenger, and similar products which do not rely on traditional connectivity methodology of voice interconnects. The decrease in business returns is also faced by the originating parties who are significant operators in their respective regions of traffic origination and termination.

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

CADNZ

The Company is launching a new and unique project called CADNZ. It is a 360 degree Customer Relationship module based application specifically developed for banking sector. All aspects of non-core banking would be covered by this application. This product has huge potential in United States (US) small and medium sized banks. In future the Company would plan to penetrate in Europe, UK and Middle East. This project will generate significant revenue.

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 9.643 million during the year 2023 compared to US$ 8.258 million in 2022, this increase of approximately US$ 1.384 million was primarily due to the high volume of international termination business. Broadband services generated revenue of US$ 0.997 million in 2023 compared to US$ 3.424 million in 2022. This decrease of US$ 2.427 million is mainly due to duct sale in last year.

Adjusted EBITDA for the year 2023 is US$ 2.929 million, whereas Adjusted EBITDA for the year 2022 is US$(0.118) million. Net loss for the year 2023 is US$8.32 million, and net loss for the year 2022 was US$12.42 million We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	December 31,
	2023	2022
Net revenues	$10,613,766	$11,620,515
Adjusted EBITDA	$2,929,562	$(118,201)
Loss from Operations	$(6,019,499)	$(10,379,728)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

Net revenue	$10,613,766	$11,620,515

GAAP net loss	(8,324,958)	(12,422,808)

Depreciation and amortization	3,368,165	4,520,814
Finance cost	2,153,679	1,820,605
Taxation	151,780	222,475
Exchange loss	5,580,144	5,740,713
Adjusted EBITDA	$2,929,562	$(118,201)

Adjusted EBITDA is defined as net income attributable to Global-Tech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations of 2023 were impacted by the decline in revenue, mainly by the decline in revenue of broadband , Cable TV and fiber sale, whereas Adjusted EBITDA and loss from operations of 2022 were impacted by the decline international termination quantum.

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

Gross Margin: The Company recorded a gross margin of USD 0.60 million in 2022 compared to USD 2.47 million in 2022. The decrease was due to in broadband service revenues of USD 2.43 million also contributed to a decrease in gross margin. The broadband revenue decline is caused by depressed sales in fiber optic network solutions targeting the corporate and telecom operator segment.

Direct operating costs: Direct operating costs stood at USD 10.01 million in 2023 compared to USD 9.15 million in 2022. Operating costs remain practically the same in two years period and positive variance is on account of currency devaluation of nearly 24% over the period and an increase in interconnect cost in line with an increase in international termination revenue. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 1.97 million in 2023 compared to USD 2.45 million in 2022. A positive variance of operating costs  is on account of currency devaluation of nearly 24% over the period.

Other income and expenses: The Company recorded other income of USD 4.46 million in 2023 compared to USD 0.68 million in 2022 and this increase is mainly due to gain on sale of convertible preference shares.

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

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of December 31, 2023, was $6.54 million, consisting of $4.25 million of Term Finance Certificates, a Term Loan of $ 2.009 million, and, long term and short-term borrowings  of $2.33 million. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$4.17 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

We expect to raise a minimum of $5 million to a maximum of $10 million by June 30, 2024. Delay in private placement is due to delay in trading of company common shares

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

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

The Company believes its balances of cash, and cash equivalents which totaled $3,261,539 as of December 31, 2023, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,353,442 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,261,539 and $3,120,573 cash and cash equivalents as of December 31, 2023, and 2022, respectively. Which includes restricted cash of $2,353,442 and $2,364,341 that is not available for immediate ordinary business use.

Operating Activities: Net cash provided by operating activities increase during the ongoing year by $ 4.67 million primarily due to a increase in EBITDA mainly on account of increase in international termination, FTTH sales and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the years ended December 31, 2023, and 2022 was $ (2.92) million and $ (7.59)  million respectively.

Investing Activities: Net cash used in/generated from investing activities for the years ended December 31, 2023, and 2022 was $ 0.13 million and $ 0.08 million, respectively. The increase in cash used was primarily due to the encashment of investments to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.40 million during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2023, and are included elsewhere in this annual report on Form 10-K.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants in 2023.

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

Item 8. Financial Statements and Supplementary Data

The audit report of Kamran Saeed, Chartered Professional Accountants, and our audited financial statements for the year ended December 31, 2023 follow on pages F-1 through F-39.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We have also considered the potential impact of additional material weaknesses on internal controls over financial reporting as a result of the restatements and management concluded that there were no additional material weakness. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position	Date first appointed
GLOBALTECH CORPORATION
Dana Green	67	Chief Executive Officer, President, Director	Dec 2017
Dean Christensen	78	Secretary	Dec 2017
Charles J. Bartolotta	68	Director	Dec 2021
James A. Gibbons	78	Director	Dec 2017
Mehmet Ulema	72	Director	Mar 2022
Mehdi Mohamed Jawad Abdullah Al Abduwani	60	Director	April 2023
David Julian Fox	65	Director	April 2023
WORLDCALL PUBLIC
Mehdi Mohamed Jawad Abdullah Al Abduwani	60	Chairman	May 2023
Syed Salman Ali Shah	73	Director	May 2023
Muhammad Shoaib	63	Director	Aug 2020
Babar Ali Syed	52	Director	May 2023
Muhammad Azhar Saeed	45	Director	May 2020
Mubasher Lucman	61	Director	May 2020
Hina Babar	41	Director	May 2020
Tariq Hasan	46	Director	Oct 2020
Abbas Raza	53	Chief Executive Officer	May 2023
Shahzad Saleem	47	Chief Financial Officer	June 2023
WORLDCALL PRIVATE
Anser Iqbal Chauhan	45	Chief Financial Officer	Aug 2019
Babar Ali Syed	51	Director	Apr 2016
Muhammad Azhar Saeed	43	Chief Executive Officer, Director	Apr 2016
Mansoor Ali	53	Director	Oct 2021
FZC
Babar Ali Syed	51	Director	Aug 2016
Muhammad Azhar Saeed	45	Director	Aug 2016

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

Mehdi Mohammad Jawad Abdullah Abduwani, Director

Mehdi Mohammed Jawad Abdullah Al Abduwani is a distinguished professional with a comprehensive background in economic planning, banking, corporate and finance management, and communications. His career trajectory demonstrates significant contributions to Oman's development planning and leadership across multiple sectors, making him an influential figure in the country's economic and corporate landscape.

Mehdi Completed his Postgraduate Diploma in Development Planning Techniques Institute of Social Studies, The Hague, Netherlands in 1993. He completed his BA in Economics: Yarmouk University, Jordan in 1989.

Mehdi started his career as Research Assistant in Secretariat General of the Development Council in 1989 focusing on economic research, laying the foundation for his future roles in economic planning. Shortly after starting his career, he quickly rose to a directorial role, with position of Director General of Development Planning, Ministry of National Economy & Supreme Council for Planning during 1998-2013. His pivotal role in the Ministry and later at the Supreme Council for Planning highlighted his significant impact on Oman’s economic development strategies.

2013 to 2019 he served as Chief Executive Officer of National Ferries Company Oman. Mehdi's tenure as CEO was marked by significant advancements in enhancing Oman's maritime connectivity.

Mehdi's exceptional career is characterized by his strategic planning skills, deep understanding of economic dynamics, and leadership across various domains. His academic grounding in economics and development, combined with practical experience, positions him as a strategic asset in guiding companies towards growth and adapting to the evolving Omani market. His contributions to Oman's economic development and his experience in managing diverse organizations demonstrate his capability to drive sustainable growth and strategic development in any leadership role he undertakes. He would be an asset for company’s future roadmap and strategic planning.

David Julian Fox, Director

Born 23rd April 1959 in Wembley, London. Educated privately at Alpha Preparatory School in Harrow and City of London School for Boys situated on the heart of the old city. After leaving full time education in 1977, David joined his family business which specialised in the retail and wholesale of the finest British woollens and Cashmeres to almost every country in the world. David took over the running of the business in 1984 after working in all of the departments to learn the trade. After considerable expansion, the business was sold at the start of 2000.

David then worked for 18 months in an advisory capacity to a Malaysian firm that was listing on the Kuala Lumpur Stock Exchange helping them to gain the maximum advantage of the fact that they had a manufacturing plant in the north of England.

At the end of 2001, David co-founded a wholesale telecoms company specialising in the early days of voip and establishing far end relationships in difficult to reach counties around the world. This company grew during the following 15 years to become a well trusted partner to many State-owned telecom companies and advising them on combatting the termination of illegal grey calls. David also worked as an agent of Hughes Global and advised on the sale of the first satellite to Pakistan.

As traditional calls diminished from 2017 David helped to found World Mobile whose mission is to use innovative technology to bring internet connectivity to countries around the world where large proportions of the population are still unconnected. This business is growing fast and has already expanded into three continents.

David will bring his dynamic business experience to Globaltech and ensure that the company grows by taking advantage of the latest technology and choosing prospective partners with a view to becoming a world leading telecoms and communications powerhouse.

Syed Salman Ali Shah, Director of WorldCALL Public

Salman Shah was Finance Minister and Advisor to Prime Minister on Finance and Revenue at Ministry of Finance, Government of Pakistan. He also served in various task forces of Government of Pakistan.

He is a prominent Economist and holds a PhD in Finance from Indiana University, Kelley School of Business.

Muhammad Shoaib, Director of WorldCALL Public

Since May 31, 2020, till May 30, 2023, Muhammad Shoaib has been the Chairman of the Board of Directors for WorldCALL Public.

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

Babar Ali Syed, Director of WorldCALL Public, Director of Worldcall Private and FZC

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

Muhammad Azhar Saeed, Director of WorldCALL Public, Director of WorldCALL Private and FZC

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

Abbas Raza, Chief Executive Officer of WorldCALL Public

Mr. Abbas Raza currently holds the position of Chief Executive Officer at WorldCall Telecom Limited since May 31, 2023. Abbas Raza is high-calibre, senior international management executive with extensive telecom and management experience spanning nearly 30 years. Has held various senior roles in Operations, Business Development, Program/Project Management and Customer Management and has a truly international outlook and mindset having been based in Germany, The Netherlands, Pakistan, UK and East Africa.

Dominant part of career spent in developing technology solutions/business segments, and driving organizational change-management processes targeting Innovation & Thought-Leadership. Proven leadership & people management skills, having operated in regional sales roles in Europe and UK. Holistically managing all related aspects, such as creation/implementation of business processes, HR plans & organizational sales and business strategies.

In recent past he has established a Agri Tech company, which not only has potential to disrupt our Agri space as we know it, but also will contribute tremendously towards uplifting of small farmers and country’s GDP. By leveraging data analytics and digitization.

Shahzad Saleem, Chief Financial Officer of WorldCALL Public

Mr.Shahzad Saleem joined WorldCALL Public on June09, 2003. He is a highly accomplished Chief Financial Officer (CFO) known for his visionary leadership and strategic acumen. With over 20 years of experience, he is a Qualified Chartered Accountant from A.F. Ferguson and Co., a member firm of PricewaterhouseCoopers. His expertise lies in financial analysis, operational efficiency, and risk management. Shahzad is adept at implementing integrated systems for optimal company valuation, cash flow amplification, and cost reduction while upholding unwavering ethical standards. He excels in communication and decision-making, collaborating effectively with management teams and boards.

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

Section 16(a) of the Securities Exchange Act of 1934

Not Applicable. During the fiscal year ended December 31, 2023 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all cash and non-cash compensation awarded to, earned by, or paid to the officers and directors for services rendered in all capacities for the years ending December 31, 2023 and 2022.

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dana Green, President, Chief Executive Officer, Director (1)	2023	0	0	0		0	0	0	0
	2022	0	0	0	0	0	0	0	0
Dean Christenson, Secretary (2)	2023	0	0	0		0	0	0	0
	2022	0	0	0	0	0	0	0	0
Charles J Bartolotta, Director (3)	2023	0	0	0		0	0	0	0
	2022	0	0	0	0	0	0	0	0
James A Gibbons, Director (4)	2023	0	0	0		0	0	0	0
	2022	0	0	0	0	0	0	0	0
Mehmet Ulema, Director (5)	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
Mehdi Mohammed Jawad Abdullah Al Abduwani Director GTC, Chairman of WorldCall Public (6)	2023	0	0	0	50	0	0	1,912	1,962
	2022
David Julian Fox, Director (7)	2023				50				50
	2022
Syed Salman Ali Shah, Director of WorldCaLL Public (8)	2023
	2022
Muhammad Shoaib, Director of WorldCALL Public (9)	2023	0		0	0	0	0	4,170	4,170
	2022	0	0	-	0	0	0	1,538	1,538
Babar Ali Syed, Director of WorldCALL Public, Director of WorldCall Private, and Director of FZC (10)	2023	43,343	0	0	0	0	0	0	43,343
	2022	53,944	0	0	0	0	0	0	53,944
Muhammad Azhar Saeed, Director of WorldCALL Public, Director of FZC (11)	2023	18,060	0	0	0	0	0	0	18,060
	2022	22,477	0	0	0	0	0	0	22,477
Mubasher Lucman, Director of WorldCALL Public (12)	2023	0	0	0	0	0	0	4,661	4,661
	2022	0	0	0	0	0	0	2,307	2,307
Hina Babar, Director of WorldCALL Public (13)	2023	0	0	0	0	0	0	5,086	5,086
	2022	0	0	0	0	0	0	2,307	2,307

Mansoor Ali, Director of WorldCALL Private (14)	2023	0	0	0	0	0	0	0	0
	2022	22,477	0	0	0	0	0	2,307	24,784
Tariq Hasan, Director of WorldCALL Public (15)	2023	0	0	0	0	0	0	3,532	3,532
	2022	0	0	0	0	0	0	1,538	1,538
Abbas Raza, Chief Executive Officer of WorldCALL Public (16)	2023	28,728	0	0	0	0	0	0	28,728
	2022	0	0	0	0	0	0	0	0

Shahzad Saleem, Chief Financial Officer of WorldCALL Public (17)	2023	24,823	0	0	0	0	0	0	24,823
	2022	0	0	0	0	0	0	0	0

Anser Iqbal, Chief Financial Officer of Worldcall Private (18)	2023	2,249	0	0	0	0	0	0	2,249
	2022	5,289	0	0	0	0	0	0	5,289

62

(6)

In 2023, we awarded options to purchase 500,000 shares of Common Stock over a period of 5 years to Mehdi Mohammed Jawad Abdullah Al Abduwani, our Director for services rendered. We valued these options at $.0001 per option for an aggregate of $50.

(7)

In 2023, we awarded options to purchase 500,000 shares of Common Stock over a period of 5 years to David Julian Fox our Director for services rendered. We valued these options at $.0001 per option or an aggregate of $50.

(9)	Muhammad Shoaib received total compensation of $ 4,170 (2022:$1,538) as the Director of a subsidiary WorldCALL Public.
(10)	Babar Ali Syed earns an annual salary of $ 43,343 (2022: $53,944) as the Director of a subsidiary WorldCALL Public.
(11)	Muhammad Azhar Saeed earns an annual salary of $ 18,060 (2022: $22,477) as the Director of a subsidiary WorldCALL Public.
(12)	Mubasher Lucman, Director of WorldCALL Public compensation $ 4,661 (2022: $2,307).
(13)	Hina Babar, Director of WorldCALL Public compensation $5,086 (2022: $2,307).
(14)	Mansoor Ali, Director of Worldcall Private Compensation $ nil (2022: $24,784).
(15)	Tariq Hasan, Director of WorldCALL Public compensation $3,532 (2022: $1,538).
(16)	Abbas Raza, Chief Executive Officer of WorldCALL Public compensation $ 28,728.
(17)	Shahzad Saleem, Chief Financial Officer of WorldCALL Public compensation $ 24,823.
(18)	Ansar Iqbal, Chief Financial Officer of Worldcall Private compensation $4,249 (2022: $5,289).

Exchange Rate: December 31, 2022 USD equals Rs. 226.9 Exchange Rate: December 31, 2023 USD equals Rs. 282.4

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of December 31, 2023, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

Class	Name/Position	Direct Ownership	Indirect Ownership	Total	Percent of Class (1)
Common	Dana Green, Chief Executive Officer, Director (2)(4)	11,157	9,219,860	9,231,017	6.60%
Common	Dean Christensen, Secretary (2)(5)	0	7,028	7,028	1%
Common	Charles J Bartolotta (2)	0	0	0	0%
Common	James A Gibbons (2)(6)	500,000	0	500,000	1%
Common	Mehmet Ulema (2)	0	0	0	0%
Total Common	All Officers and Directors as a Group (5 Persons)	511,157	9,226,888	9,738,045	7.06%
Common	Babar Ali Syed (3)	88,463,156	0	88,463,156	63.29%
Common	Muhammed Azhar (3) Saeed	28,445,122	0	28,445,122	20.04%
Common	Rhonda L Ahmad (7)	9,219,860	0	9,219,860	6.60%
Total Common	All Affiliates as a Group (8 persons)	126,639,295	9,226,888	135,866,183	97.21%

(1)	Based upon 139,763,391 common shares outstanding, as of December 31, 2023.
(2)	The business address for Dana Green, Dean Christensen, Charles J Bartolotta, James A Gibbons, and Mehmet Ulema is 3550 Barron Way Suite 13a, Reno, Nevada, USA.
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

On April 13, 2022, as a result of the Reorganization, we issued 88,463,156 shares of our common stock to Babar Ali Syed, the Director of WorldCALL Public, Director of WorldCall Private and Director of FZC, representing 63.30% of the outstanding shares, and 28,445,122 shares of our common stock to Muhammed Azhar Saeed, the Director of WorldCALL Public, Director of Worldcall Private and Director of FZC, representing 20.04% of the outstanding shares.

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

Corporate Governance and Director Independence

Our Board of Directors has 4 directors, Dana Green, Charles J Bartolotta, James A Gibbons and Mehmet Ulema. Our 55% subsidiary WorldCALL Public has 7 directors, Muhammad Shoaib, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, Faisal Ahmed, Mansoor Ali and Tariq Hasan. Our 100% subsidiary Worldcall Private has 3 directors, Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali. Our 100% subsidiary FZC has 2 directors, Babar Ali Syed and Muhammad Azhar Saeed.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
	US$	US$
Audit Fees	25,000	25,000
Audit Related Fees
Tax Fees
All Other Fees	5,000	8,000
Total	30,000	33,000

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

Item 15. Exhibits and Financial Statements

(a) Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation dated December 12, 2017
3.2	Amendment to Articles of Incorporation dated July 01, 2018
3.3	Amendment to Articles of Incorporation dated August 27, 2020
3.4	Articles of Merger dated March 02, 2022
3.5	Amendment to Articles of Incorporation dated March 23, 2022
3.6	By-Laws
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2022
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.
10.1(e)	Amendment to Plan and Agreement of reorganization betweek Elko Broadband and Woldcall Holdigns Inc. dated March 29, 2024.
10.2	Employment Agreement between WorldCALL Public and Babar Ali Syed
10.3	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed
10.4	Employment Agreement between WorldCALL Public and Mansoor Ali
10.5	Lease agreement between Company and SatView Broadband Limited dated June 01, 2022
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021
10.7	Lease Agreement between WorldCALL Public and WorldCALL Private dated February 01, 2022
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11, 2018
10.17	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020
10.18	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013
21	Subsidiaries of the Registrant
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: April 15, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have Audited the accompanying consolidated balance sheet of GlobalTech Corporation (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operation, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Material uncertainty relating to going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 25 to the consolidated financial statements a subsidiary of the Company, WorldCall Telecom Limited, has incurred loss after taxation for the year ended December 31, 2023, and has accumulated deficit as on that date. These conditions, along with the other factors like contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the subsidiary’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. Our opinion is not modified with respect to this matter.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our Audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our Audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the Audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our Audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our Audit provide a reasonable basis for our opinion.

SAEED KAMRAN & CO. (CHARTERED ACCOUNTANTS)

PCOAB No. 302

We have served as the Company’s Auditor since 2023.

Lahore, Pakistan

Dated: April 12, 2024

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

Islamabad, Pakistan

Dated: September 20, 2023

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 and 2022
	2023	2022
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$908,097	$756,231
Restricted cash	2,353,442	2,364,341
Accounts receivable – net	4,045,485	3,302,580
Short term investments	149,427	171,529
Prepayments	11,448	14,839
Stores and spares	859,271	1,066,725
Loans and advances	4,213,468	3,668,905
Other receivables	2,120,283	1,178,698
Total current assets	14,660,921	12,523,848
Property, plant and equipment	17,904,180	23,715,533
Operating lease right-of-use assets	503,701	707,991
Intangible assets – net	11,575,524	15,486,688
Long term loans and other assets	4,253,358	3,637,739
Deferred tax asset	8,389,438	11,065,173
TOTAL ASSETS	$57,287,121	$67,136,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$26,383,588	$28,027,230
Current portion of non-current liabilities	5,968,424	5,267,245
Accrued interest	2,706,788	2,041,753
Short term borrowings	1,507,307	1,531,718
Provision for taxation – net	1,161,384	1,678,731
Total current liabilities	37,727,491	38,546,677
Term finance certificates	2,119,667	4,042,807
Long term financing – secured	1,329,890	1,376,205
Long term deposits and payable	1,873,896	1,807,353
License fee payable	161,165	200,586
Operating lease liability	689,416	955,681
Other payables	1,159,342	1,866,732
TOTAL LIABILITIES	$45,060,867	$48,796,041
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHARE CAPITAL AND RESERVES
SHAREHOLDERS' EQUITY:
Preferred stock	-	2,978,090
Dividend on preferred stock	-	1,085,625
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2023 and December 31, 2022 and issued 139,763,391 and 139,763,391 shares at December 31, 2023 and December 31, 2022.	13,976	13,976
Accumulated other comprehensive (loss) income	(1,761,998)	(769,359)
Non - controlling interest	50,458,789	50,112,161
Accumulated deficit	(36,484,513)	(35,079,562)
TOTAL SHAREHOLDERS’ EQUITY	12,226,254	18,340,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,287,121	$67,136,972

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
	2023		2022
			(Restated)
NET REVENUE		$10,613,766	$11,620,515
Direct operating costs		(10,011,781)	(9,148,232)
Other operating costs		(1,973,780)	(2,452,400)
Depreciation and amortization		(3,368,165)	(4,520,814)
Other expenses		(5,739,384)	(6,557,371)
OPERATING LOSS		(10,479,343)	(11,058,302)
OTHER:
Other income – net		4,459,843	678,575
Finance cost		(2,153,678)	(1,820,606)
LOSS BEFORE TAXATION		(8,173,178)	(12,200,333)
Taxation		(151,780)	(222,475)
NET LOSS	$	$ (8,324,958)	$(12,422,808)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)		(4,564,574)	(6,857,390)
Non - controlling interest (NCI)		(3,760,383)	(5,565,418)
		(8,324,958)	(12,422,808)

Net loss per common share: basic and diluted - (a/b)		$(0.03)	$(0.05)
Weighted-average common shares used to compute basic and diluted loss per share - (b)		139,763,391	139,763,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
	2023	2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,324,958)	$(12,422,808
Adjustment for non-cash charges and other items:
Depreciation and amortization	3,368,165	4,520,814
Gain on disposal of tangible assets	(15,875)	(5,903
Revenue from Indefeasible Right of Use ("IRU") agreement – net	-	-
Interest accretion on liabilities	2,017,033	1,555,583
Loss on disposal of inventory	-	-
Liabilities written back on settlement with parties	(36,055)	(258,131
Reversal of provision on miscellaneous assets	-	-
Post employment benefits	166,662	40,647
Income on deposits, advances and savings accounts	(493,305)	(6,330
Exchange loss on liabilities	5,580,896	5,740,713
Provision for doubtful debts and other receivables	139,557	741,238
Bargain purchase gain	-	-
Changes in operating assets and liabilities:
Stores and spares	207,455	257,499
Trade debts	(742,905)	(2,536,477
Loans and advances	(544,563)	1,801,679
Prepayments	3,391	3,653
Other receivables	(941,585)	49,058
Trade and other payables	(1,643,641)	(5,727,134
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	66,541	(327,919
Other payables	(707,390)	(1,446,731
Long term loans and other assets	(615,620)	2,088,946
Post employment benefits paid	(95)	(8,295
Income on deposit and savings accounts	493,305	6,330
Lease rental payments	(115,871)	(146,668
Finance cost paid	(507,354)	(1,446,003
Income tax paid	(292,596)	(61,983
Net cash used in operating activities	(2,938,808)	(7,588,222
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal ( payment on purchase) of property and equipment – net	(130,213)	(103,394
Proceeds from the encashment of short term investments	-	183,061
Net cash generated from investing activities	(130,213)	79,668
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	(389,187
Repayment of long term financing	(297,472)	(293,795
Short term borrowings – net	-	-
Net cash used in financing activities	(279,472)	(682,982
Net Decrease in Cash and Cash Equivalents	(3,348,494)	(8,191,537
Cash and Restricted Cash at the beginning of the year	3,120,572	3,670,589
Exchange effect	3,489,461	7,641,520
Cash and Restricted Cash at the End of the Year	$3,261,539	$3,120,572
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(292,596)	$(61,983
Interest	$(507,354)	$(1,446,003

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
	2023	2022
		(Restated)
NET LOSS	$(8,324,958)	$(12,422,808)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	-
Changes in fair value of financial assets through other comprehensive income	13,134	(3,168,316)
Foreign currency translation adjustment	2,197,144	(418,478)
Other Comprehensive income/(loss)- net of tax	2,210,278	(3,586,794)

COMPREHENSIVE LOSS	(6,114,680)	(16,009,602)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(3,352,679)	(8,955,665)
Non - controlling interest (NCI)	(2,762,001)	(7,053,937)
	(6,114,680)	(16,009,602)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Preferred Stock		Dividend	Common Shares		Accumulated Other Comprehensive Income
			on Preferred			Other Comprehensive	Translation		Non Controlling	Accumulated
Particulars	Shares	Amount	Stock	Shares	Amount	Loss	Reserve	Total	Interest	Deficit	Total
Balance as at January 01, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(124,914)	$1,335,465	$1,210,552	$48,670,360	$(28,222,172)	$25,736,430
Net loss attributable for the year	-	-	-		-	-	-	-	(5,565,418)	(6,857,390)	(12,422,808)
Other comprehensive loss for the year - net of tax	-	-	-		-	(1,748,910)	(231,000)	(1,979,910)	(1,606,884)	-	(3,586,794)
Total comprehensive income for the period - net of tax	-	-	-		-	(1,748,910)	(231,000)	(1,979,910)	(7,172,302)	(6,857,390)	(16,009,603)
Adjustments under business reorganization arrangement (note 1)				-	-			-		-	-
Reversal of incremental depreciation on surplus of revaluation fixed assets ( as per GAAP)	-	-	-	-	-	-		-	-	-	-
Translation and other adjustments during the year	-	-	-	-	-	-	-	-	8,614,104		8,614,104
Balance as at December 31, 2022 (Restated)	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(1,873,824)	$1,104,465	$(769,359)	$50,112,161	$(35,079,562)	$18,340,931

Balance as at January 01, 2023	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(1,873,824)	$1,104,465	$(769,359)	$50,112,161	$(35,079,562)	$18,340,931
Net loss attributable for the year	-	-	-	-	-	-	-	-	(3,760,383)	(4,564,574)	(8,324,958)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	7,201	1,204,694	1,211,895	998,383	-	2,210,278
Total comprehensive income for the period - net of tax	-	-	-	-	-	7,201	1,204,694	1,211,895	(2,762,001)	(4,564,575)	(6,114,680)
Transfer of CPS shares	(52,500)	(2,978,090)	(1,085,625)	-	-	-	(2,204,534)	(2,204,534)	3,108,627	3,159,623	-
Translation adjustment	-	-	-	-	-	-	-	-	-	-	-
Balance as at December 31, 2023 (Restated)	-	-	-	139,763,391	$13,976	$(1,866,623)	$104,625	$(1,761,998)	$50,458,789	$(36,484,513)	$12,226,254

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, and 2022

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

If trading of shares of the common stock of GTC on OTC Markets is not commenced by June 30, 2024, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On March 29, 2024 Merger and Reorganization Agreement was amended for extension in trading date specifically to June 30, 2024. On March 29, 2024 we entered in Amendment No. 7 to the agreement to extend till June 30, 2024

We applied for and received a Cusip Number 37892L 106 and  we applied for a symbol and filing with DTC/ OTC to commence trading. We obtained Trading Symbol GLTK on November 14, 2023 after successful completion of process.  We have applied with Depository Trust and Clearing Corporation (“DTC”)for clearing and settlement. All requisite documents have been submitted to DTC once DTC approves trading in common shares of the Company will commence.

1.1. Legal Subsidiaries

1.1.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through associates in aggregate around 55% of shares and control in WorldCall Telecom Limited (“WTL”).

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to client, annual PTA fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $0.44 million and $0.65 million of payroll costs for the years ended December 31, 2023 and 2022, respectively.

Other Operating Costs —Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $0.89 million and $1 million of payroll costs for the years ended December 31, 2023 and 2022, respectively.

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

CR. Common stock		$
CR. Bargain Purchase Gain		$
DR. Net Assets of EBI	$419,181		419,181
	$419,181		$419,181

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2023, and 2022.

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

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 282.4 and Rs.226.9as on December 31, 2023 and 2022, respectively.

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

4. CASH AND BANK

	December 31,
	2023	2022
Cash at bank
Current accounts	$844,553	$182,270
Savings accounts	16,822	112,438
	861,374	294,708
Cash in hand	9,540	461,324
Pay orders in hand	37,183	200
	$908,097	$756,231

5. RESTRICTED CASH

	December 31,
	2023	2022
Deposit in escrow account	$2,157,829	$2,061,124
Margin and other deposits	195,613	303,217
	$2,353,442	$2,364,341

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

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2023	2022
Considered good – unsecured	$4,045,485	$3,302,580
Considered doubtful – unsecured	2,314,316	2,174,759
	6,359,801	5,477,339
Less: Provision for doubtful accounts receivable	(2,314,316)	(2,174,759)
	$4,045,485	$3,302,580

Provision for doubtful accounts receivable has been approximately $139,557 and $739,682 for the year ended December 31, 2023 and 2022, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2023	2022
Operating fixed assets	$17,841,680	$23,658,654
Capital work-in-progress	62,500	56,880
	$17,904,180	$23,715,533
Operating fixed assets
Building on freehold land	$345,255	$429,705
Freehold land	186,296	225,729
Leasehold improvements	684,392	806,713
Plant and equipment	29,259,913	36,335,401
Office equipment	374,796	458,815
Vehicles	108,629	135,200
Computers	640,470	785,610
Furniture and fixtures	133,581	149,969
Laboratory and other equipment	76,078	94,687
	31,809,410	39,421,829
Less: Accumulated depreciation	(13,967,730)	(15,763,175)
	$17,841,680	$23,658,654

Useful life of operating fixed assets is ranging between 5 years to over 20 years. Details of all major additions and disposals have been provided in following paragraphs. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

Details of additions being made during the year ended 31 December 2023 and 2022, are as under:

	December 31,
	2023	2022
Leasehold improvements	$36,222	$39,934
Plant and equipment	67,273	63,253
Office equipment	6,152	6,470
Furniture and fixtures	9,255	4,399
Computers	13,085	9,179
	$131,987	$123,235

Details of disposals being made during the year ended 31 December 2023 and 2022, are as under:

	December 31,
	2023	2022
Leasehold improvements	$1,774	$603,500
Office equipment	-	-
Computers	-	381
	$1,774	$603,881

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2023 and 2022. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Year Ended
	December 31,
	2023	2022
Operating lease cost	$189,777	$468,628
Short term lease cost	19,853	29,637
	$209,630	$498,265

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Operating leases
Operating lease ROU assets, net	$503,701	$707,991

Current operating lease liabilities	199,044	418,607
Non-Current operating lease liabilities	689,416	955,681
	$888,459	$1,374,288

Operating leases
ROU Assets	707,991	1,346,359
Asset lease expense	(82,467)	(318,297)
Foreign exchange (gain) loss	(121,824)	(320,071)
ROU Assets – net	$503,701	$707,991

Weighted average remaining lease term (in years):
Operating leases	7.09	7.92
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,871	$146,668

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2024	$146,623
2025	159,336
2026	172,484
2027	180,026
2028	197,456
Thereafter	466,876
Total lease payments	$1,322,801
Less: imputed interest	$(434,342)
Total lease obligations	$888,459
Less: current obligations	$199,044
Long-term lease obligations	$689,416

9. INTANGIBLE ASSETS – NET

	Licenses	Patents and copyrights	IRU - media cost	Softwares	Total

COST
Balance as at January 01, 2022	$4,636,199	$29,848	$30,084,636	$63,133	$34,813,816
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	-7,377,881	-	-7,377,881
Balance as at December 31, 2022	$4,636,199	$29,848	$22,706,755	$63,133	$27,435,935

Balance as on January 01, 2023	$4,636,199	$29,848	$22,706,755	$63,133	$27,435,935
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	(4,474,961)		(4,474,960)
Balance as at December 31, 2023	$4,636,199	$29,848	$18,231,794	$63,133	$22,960,975

ACCUMULATED AMORTIZATION
Balance as at January 01, 2022	$3,741,209	$29,848	$7,419,245	$63,133	$11,253,435
Accumulated amortization on retirement of assets	-	-	-	-	-
Amortization for the year	894,990	-	1,377,859	-	2,272,850
Exchange adjustment			-1,577,039		-1,577,039
Balance as at December 31, 2022	$4,636,199	$29,848	$7,220,066	$63,133	$11,949,246

Balance as on January 01, 2023	$4,636,199	$29,848	$7,220,066	$63,133	$11,949,246
Amortization for the year	-	-	989,569	-	989,569
Exchange adjustment	-	-	(1,540,958)	-	(1,540,958)
Balance as at December 31, 2023	$4,636,200	$29,848	$6,668,677	$63,133	$11,397,858

Net book value as at December 31, 2022	$-	$-	$15,486,689	$-	$15,486,688

Net book value as at December 31, 2023	$1	$-	$11,575,524	$-	$11,575,524

Annual amortization rate (%)	5 to 20	10	7	20

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $1.00 million and $2.3 million has been recognized during the year ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, future amortization expenses scheduled to be expensed as follows:

Year ending December 31,
2024	$992,432
2025	992,432
2026	825,955
2027	808,001
2028	808,001
Thereafter	7,148,702
$11,575,525

10. TRADE AND OTHER PAYABLES

	December 31,
	2023	2022
Trade creditors	$11,416,441	$11,634,923
Accrued and other liabilities	4,788,780	4,961,552
Payable to PTA against APC charges	6,254,214	7,784,002
Payable against long term investment	155,807	193,918
Contract liabilities	3,157,741	2,541,600
Withholding taxes payable	207,525	297,868
Sales tax payable	278,661	458,515
Security deposits	124,419	154,852
	$26,383,588	$28,027,230

Trade creditors: This includes payable to PTA amounting to $2.04 million and $2.54 million as on 31 December 2023 and 31 December 2022, respectively. Out of this $1.877 million (2022: $2.264 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.663 million and $0.814 million as on 31 December 2023 and 31 December 2022, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	December 31,
	2023	2022
Term finance certificates	$2,764,678	$2,463,736
Mark-up payable on TFCs	1,602,319	1,422,080
Long term financing	1,404,097	962,823
Lease liabilities	197,330	418,606
	$5,968,424	$5,267,245

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	December 31,
	2023	2022
Short term borrowings	$383,357	$219,327
Term finance certificates	2,323,431	1,760,145
Long term financing	-	62,281
	$2,706,788	$2,041,753

13. SHORT TERM BORROWINGS

	December 31,
	2023	2022
Line of credit facility -commercial banks	$-	$202,541
Repurchase agreement borrowings	1,210,003	-
Line of credit facility - others	297,304	1,329,177
	$1,507,307	$1,531,718

Line of credit facility – commercial banks:

During the year 2022, the Company restructured its running finance facility with Askari Bank Limited amounting to USD 1.37 million, which is transferred to long term finance facility. For detail refer Note 15. During the year 2023, the Company restructured its running finance facility with Standard Chartered Bank Limited amounting to USD 0.11 million, which is transferred to long term finance facility. For detail refer Note 15.

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

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to USD 0.53 million against 100 million shares of WTL and from Hamdard Laboratories amounting USD 0.27 million against 50 million shares of WTL for the purpose of working capital requirements and/or to meet other business obligations. The facility carries mark-up at rate of 15.00%. The market value of securities given as collateral against these borrowings is given in note.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	December 31,
	2023	2022
Loan from other parties	$89,502	$96,108
Loan from related party	207,802	263,479
Loan from Elahi Group of Companies	-	969,590
	$297,304	$1,329,177

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detail mentioned below.

	December 31,
	2023	2022
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	3,973
Wisdom Information Technology Solution	-	23,388
Others	-	-
	$89,502	$96,108

 Loan from related party: This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

14. TERM FINANCE CERTIFICATES (TFCs)

	December 31,
	2023	2022
Opening balance	$7,458,750	$7,847,937
Repayments	-	(389,187)
	7,458,750	7,458,750
Current portion	(2,764,678)	(2,463,737)
	4,694,072	4,995,013
Add: Deferred interest – net	678,063	1,421,705
Exchange adjustment	(3,252,468)	(2,373,910)
Closing balance	$2,119,667	$4,042,807

Term finance certificates (TFCs) have a face value of USD 17.71 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2022: six-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the year ended 31 December 2023, on the outstanding balance ranged from 17.10% to 24.08%  (31 December 2022: 8.76% to 17.10%) per annum.

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

In accordance with the 3rd Supplemental Trust Deed executed during the year ended 31 December 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in interest of 0.60% i.e. revised interest rate of six months average KIBOR + 1%. The outstanding interest payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and shall be paid from March 20, 2021 in quarterly instalments. 50% of the interest accrued for the period between December 20,2018, to December 20,2020, shall be paid on regular quarterly basis commencing from March 20, 2019, and the remaining 50% shall be deferred and paid from March 20, 2021. Interest deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

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

The Company has not paid due quarterly installments of June 2019 to December 2023 amounting $1.99 million against principal and $3.49 million against accrued  interest. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of due instalments, Trustee enforced the letter of pledge in 2021 and called 128.2 million shares from sponsors account out of which 50.38 million shares (2021:13.6 million shares) were sold for the amount of $.50 million (2021: .26 million) out of which $.31 million settled against principal and $.19 million against accrued interest (2021 $.16 million settled against principal and $.10 million against accrued interest)

These TFCs are secured against first pair passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	December 31,
	2023	2022
Bank Islami Limited	$251,073	$400,847
Allied Bank Limited	110,057	288,074
Standard Chartered Bank limited	47,698	-
Askari Bank Limited	921,062	687,284
	$1,329,890	$1,376,205

Breakdown of long-term financing is as under:

	Bank Islami Limited	Allied Bank Limited	Askari Bank Limited	Standard Chartered Limited	Total

Opening balance as on 01 January 2022	$455,074	$479,350	$-	$-	$934,424
Transfer from running finance	-	-	1,368,651	-	1,368,651
Repayments	(121,199)	(75,637)	(96,959)	-	(293,795)
Closing balance as on 31 December 2022	333,875	403,714	1,271,692	-	2,009,281
Less: Current portion	(38,065)	(135,659)	(789,101)	-	(962,825)
	295,810	268,055	482,591	-	1,046,456
Add: Deferred interest	264,038	244,795	270,793	-	779,627
Less: Discounting of deferred interest	(50,582)	(26,244)	(73,958)		(150,785)
Translation Adjustments	(108,419)	(198,532)	7,859	-	(299,092)
	$400,847	$288,074	$687,284	-	$1,376,206

Opening balance as on 01 January 2023	$333,875	$403,714	$1,271,692	-	$2,009,281
Transfer from running finance	-	-	-	113,545	113,545
Repayments	(51,792)	(92,411)	(113,314)	(21,955)	(279,472)
Closing balance as on 31 December 2023	282,083	311,302	1,158,378	91,590	1,843,353
Less: Current portion	(64,710)	(114,083)	(306,303)	(61,261)	(546,356)
	217,373	197,220	852,075	30,329	1,296,997
Add: Deferred interest	292,059	280,461	454,834	19,986	1,047,339
Current portion			(21,278)		(21,278)
Less: Discounting of deferred interest	(13,045)	(16,853)	(19,410)	(2,613)	(51,921)
	279,014	263,608	414,146	17,373	974,141
Translation loss (gain)	(245,314)	(350,771)	(345,158)	(4)	(941,247)
	$251,073	$110,057	$921,062	47,698	$1,329,890

Reconciliation of deferred interest is as follows:

Opening balance	$257,542	$198,585	$-	$-	456,127
Add: Interest deferred during the year	6,496	46,210	270,793	-	323,500
Closing balance as on 31 December 2022	$264,038	$244,795	$270,793	-	779,627
Opening balance as on 01 January 2023	264,038	244,795	270,793	-	779,627
Add: Interest deferred during the year	28,021	35,666	184,040	19,986	247,727
Closing balance as on 31 December 2023	$292,059	$280,461	$454,834	$19,986	1,027,353

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on September 30, 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 17.85% to 23.76% (2022: 11.39% to 16.62% ) per annum. The facility is secured against 1st joint pari-passu charge on present and future current and fixed assets excluding building of the Company for $1.89 million and right to set off on collection account.

Bank Islami Limited: 'This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as on 12th Feb 2021. Principal repayable in 29 installments started from Feb 2022 till May 2026. Interest to be accrued and will be serviced in 24 monthly installments, starting from June 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the year on the outstanding balance ranged from 15.87% to 17% (2022: 7.65% to 15.87%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licences/receivable of LDI & WLL of the Company for USD 3.12 million with 25% margin, pledge of various listed securities of the Company having carrying value USD 0.13 Million and along with Mortgage over the Company's Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shoping Mall Kehkashan Karachi.

Subsequently in June 2023 Bank approved Company's restructuring request as a result of which overall repayment tenure was extended by 01 year and 06 months i.e. principal repayment will end in November 2025 instead of May 2024 and Interest repayment will end in November 2027 instead of May 2026. As of reporting date all overdue has been settled.

During the year, period for repayment of principal and deferred Interest was extended and according to revised terms both will be repaid till 1st Nov 2027.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short-term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective interest rate applicable will be 1Month KIBOR + 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 14.4% to 21.14%. The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh, Pakistan.

The Company used post tax weighted average borrowing rate for amortization of deferred interest.

Standard Chartered Bank: 'This represents balance transferred from short term borrowings (Note no 13) as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective interest rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of pakistan). The mark up charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licences) of the Company for USD 1.13 million.

16. LINCENSE FEE PAYABLE

	December 31,
	2023	2022
License fee payable	$161,165	$200,586
	$161,165	$200,586

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

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaris ("The Group") has a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Company's favour as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

WHI and its subsidiaries ("The Group") have filed a suit before Civil Court, Lahore on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Company on account of auction of preoccupied frequency spectrum. The Company has raised a claim of approximately USD 18.77 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

'During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to USD 6.25 million along with default surcharge thereon amounting to USD 5.86 million as of July 31, 2016 vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to USD 1.24 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Company. The Company has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Company and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

'PTA has raised demand amounting to USD 0.11 million on account of using extra Radio Spectrum not assigned to the Company. The Company challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Company. PTA went into appeal before the Honourable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Group maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2011,2012,2013,2014 and 2015 along with late payment charges amounting in total to USD 0.19 million. The Company has assailed the order before honourable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honourable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honourable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honourable High Court on March 21, 2018 and it was held that PTA's decision was appealable before PTA. Same was also upheld by the honourable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Company. Subsequent to year end appeal against PTA's order has been filled before the next judicial forum on January 12, 2021. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of USD 17.51 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Company to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honourable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Company and restrained PTA from taking any coercive action against the Group.

'The said restraining order was dismissed by the learned single judge through a combined order dated July 27, 2018. The said order has been challenged by the Company before the Divisional Bench of the High Court on August 13, 2018 in High Court Appeal No. 222 of 2018. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements.

'PTA has raised demand amounting to USD 0.06 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Company challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeal were that these charges are ultra vires to the act and licence. Therefore PTA had ordered for further proceeding and the appeal was withhdrawn accordingly.

PTA has filed recovery proceedings against the Company before the District Collector / District Officer Revenue, Lahore for an amount of USD 9.38 million including late payment charges on November 4, 2016 due to non-payment of initial spectrum fee (ISF). The Company has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by USD 3.68 million.

PTA has withdrawn the frequencies 3.5 Ghz,479 Mhz, 450 Mhz and 1900 Mhz. As per management the ISF for 3.5 Ghz and 479 Mhz is already fully paid till 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015  (actual withdrawal year), Similarly, liability for 450Mhz frequency spectrum be reduced on prorata after withdrawal. Corresponding assets has also been retired.

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

'PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Company before the District Collector / Deputy Commissioner, Lahore for an amount of USD 0.22 million on February 7, 2020 due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of USD 0.11 million already recognized in the financial statements and late payment charges amounting to USD 0.11 million. The Company has not received any notice from the Revenue department. The Company's management and legal advisor feels that there are strong grounds to defend the Company's stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

'PTA had demanded an amount of USD 1.24 million in respect of fine and loss of USD 1.84 million on account of international telephony traffic. The case was decided by Islamabad High Court in favour of the Company, however, PTA went into appeal before the honourable Supreme Court of Pakistan. The honourable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019 which is pending adjudication. The Company has not received any notice in this regard. The Company's management feels that there are strong grounds to defend the Company's stance, hence, no provision has been made in these financial statements.

'PTA has issued show cause notice to the Company with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of USD 0.42 Million along with late payment charges. The Company has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Company therefore filled the appeal in Sindh High Court on December 31, 2020 to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Company. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

'PTA determined the demand amounting to USD 0.79 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Company’s management preferred an appeal before the Honourable Lahore High Court ("LHC") on March 20, 2010 against the PTA's determination. LHC granted stay against the recovery subject to payment of USD 0.14 million which was complied by the Company. Based on the advice of the Company's legal counsel, the Company’s management feels that there are strong grounds to defend the Company's position and the ultimate decision would be in the Company's favour.

'Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of USD 5.79 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Company's management feels that there are strong grounds to defend the Company's stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

'Separate returns of total income for the Tax Year 2003 were filed by M/s World call Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Company. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 ("Ordinance") through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of USD 0.04 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of USD 0.23 million. The Company contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Company before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Company's management considers that meritorious grounds exist to support the Company's stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

'Through amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of USD 2.76 million. The Company's appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Company's management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Company's stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

'In computer balloting for total audit u/s 177 of the Ordinance, the Company was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of 0.74 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Company. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'A demand of USD 3.75 million (including default surcharge of USD 1.15 million) was raised against the Company under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Company's favour, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Company before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to USD 3.38 million (including default surcharge of USD 1.09 million). Such reassessment order was assailed by the Company in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favourable outcome. The Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'In computer balloting for total audit u/s 177 of the ITO, 2001, the Company was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of USD 173,562 and curtailment of losses by USD 20.83 million. The said demand was curtailed to USD 20,359 through a revised demand order on account of rectification application filed by the Company. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Company. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Company for super tax for the tax year 2018 amounting to USD 0.16 million. The chargeability has been challenged by the Company through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of USD 0.736 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group's appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honourable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favour of other taxpayers operating in the Telecom Sector. The Honourable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group's management feels that there are strong grounds to defend the Group's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

'On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding USD 1.49 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honourable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Company's tax advisor, the management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating USD 4.27 million (2022: USD 3.90 million) has not been made in these financial statements.

Other matters

One of the Group’s supplier has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the supplier. The principal claim is USD 0.06 million however the claim is inflated to USD 0.81 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said supplier will materialize.

One of the Group's supplier has filed petition on November 21, 2014 before LHC. The supplier has claim of USD 0.77 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group's position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming USD 1.12 million under the same contract against which the supplier has claimed its dues. The Group had to deposit an amount of USD 0.07 million in the Court in respect of this case. The honourable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group's legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s supplier and its allied international identities (referred to as suppliers) filed winding up petition dated October 16, 2017 before LHC and claim of USD 0.24 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and Rs. 68.08 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The suppliers have now filed an appeal before the Honourable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Company has already filed suit for recovery of USD 93.3 million against this suppliers for default in performance of agreements before Civil Court, Lahore in August 2017.

The Group has also filed another suit before Civil Court, Lahore for recovery of Rs. 1.5 billion for causing damage to the Company for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group acquired Indefeasible Right to Use ("IRU") of media and related Operations and Maintenance Services ("O&M") from one of the Company’s suppliers through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Company and other deliverables under IRU agreement shall be mutually agreed by June 30, 2016. However, the supplier illegally and violating the terms for the Agreement, disconnected its services to the Company and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to USD 7.03 million equivalent to Rs. 1.09 billion along with mark up @ 15% amounting to USD 1.58 million equivalent to USD 0.87 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

'The management believes that supplier's claim is invalid since it relates to the un-utilized future period and for the media which has never been provisioned as required under the Agreement and the supplier is/was under contractual obligation to provide (media) to the Company. That, a net sum of USD 2.977 million is due and payable by Supplier to the Company, in respect of reimbursement and refund obligation under and pursuant to the IRU Contract. The net sum is calculated on the basis of actual utilization of the capacity calculated on pro rata basis hence the Company was/is entitled to and Supplier was/is liable to refund USD 2.977 million within 90 days of the termination of the IRU instead of claiming USD 7.03 million. The subject media / services have never been provisioned therefore the Supplier is not entitled to claim any amount for media or services. As the Company holds an indefeasible right to use the supplier's media for the contract duration of 15 years, early and unilateral termination of services by supplier, amounts to a breach.

Under these circumstances, the Group under the express contractual rights have claimed the amounts pertaining to (i) media which has yet not been delivered, and (ii) un-utilized future period on a prorata basis, as required under the terms and conditions of the Agreement. Moreover, the Supplier is also liable to make payments to the Group on account of different services received from the Group. The Group has filed an application before SHC in January 2017 under section 34 of the Arbitration Act, 1940 to refer the matter to Arbitrator as per the dispute resolution mechanism provided in the agreement dated 2011.

During 2019, the supplier has signed an MoU with the Group undertaking to withdraw all legal cases which has completed in August 2022 and both parties have withdrawn their respective cases.

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to USD 0.40 million (2022: USD 0.49 million. Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favourable and liability, if any, arising out on the settlement is not likely to be material.

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

18. PREFERRED STOCKS

	December 31,
	2023	2022
Value of preferred stocks	$-	$2,978,090
Number of preferred stocks	-	52,500

These preference shares are US Dollars denominated, non-voting, cumulative and convertible preference shares (“CPS”, or “preference shares”) having a face value of USD 100 each. Number of preferred stocks issued and outstanding remain the same during the years ended 31 December 2023 and 2022.

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

20. NET REVENUE

	December 31,
	2023	2022
Telecom services	$9,643,277	$8,258,524
Broadband services	997,417	3,424,584
Sales tax	40,152	30,833
Gross Revenue	10,680,846	11,713,941
Less: Discounts	(2,103)	(5,282)
Less: Sales tax	(64,976)	(88,144)
	$10,613,766	$11,620,515

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

The following table represents a disaggregation of revenue for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Telecom Services:
International termination services	9,643,277	8,258,524
	$9,643,277	$8,258,524
Broadband Services:
IRU services	-	1,972,484
Cable TV and internet services	565,892	738,747
Metro fibre solutions	307,564	423,413
Capacity sale services	164,112	222,516
Advertisement services	-	4,834
	$10,613,766	$11,620,518

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

Deferred revenue has been $31,161 as on December 31, 2023, and $34,442 as on December 31, 2022.

21. DIRECT OPERATING COSTS

	December 31,
	2023	2022
Interconnect, settlement and other charges	$8,469,410	$6,608,970
Salaries, wages and benefits	443,462	646,319
Bandwidth and other PTCL charges	222,982	217,871
Power consumption and rent	231,182	312,146
Network maintenance and insurance	108,369	119,740
PTA fees	38,704	57,276
Cable license fee	55,902	102,683
Annual spectrum fee	58,838	82,228
Stores and spares consumed	5,977	-
Metro fiber cost	-	493,121
Fees and subscriptions	102,818	-
Content cost	4,682	9,029
Security services	5,741	7,550
Others	263,713	491,299
	$10,011,781	$9,148,232

22. FINANCE COST

	December 31,
	2023	2022
Unwinding of discount on liabilities	$243,952	$415,356
Mark up on term finance certificates	905,985	779,200
Mark-up on long term loan	479,570	467,234
Mark up on short term borrowings	499,511	122,329
Bank charges and commission	24,660	36,487
	$2,153,678	$1,820,606

23. TAXATION

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Current
For the year	$151,780	$222,475
Prior years	-	-
	151,780	222,475
Deferred	-	-
	$151,780	$222,475

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	December 31,
	2023	2022
Current
Federal	$-	$-
State	-	-
Foreign	151,780	222,475
	151,780	222,475
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	$151,780	$222,475

Since, the Company does not have taxable income and accounting income for both the years ended December 31, 2023 and 2022, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

	2023	2022
Accounting loss before tax	$(8,173,178)	$(12,200,332)
Applicable corporate tax rate	29%	29%
Applicable minimum tax	$151,780	$222,475
Effective minimum tax rate	(1.25)%	(1.25)%

The components of the Company’s deferred income taxes as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$11,939,320	$34,443,638
Provision for doubtful debts	3,228,272	4,878,530
Post employment benefits	209,936	314,490
Provision for stores and spares & stock-in-trade	4,154	6,565
Provision for doubtful advances and other receivables	278,605	464,427
Valuation allowance	-	(15,274,024)
	15,660,287	24,833,626
Liability for deferred taxation comprising temporary differences on other liabilities	(7,270,849)	(10,380,642)
Exchange translation adjustment	-	(3,387,811)
	$8,389,438	$11,065,173

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

		December 31,
		2023	2022
Worldcall Business Solutions (Private) Limited	Expenses borne on behalf of associate	$22,626	$67,064
Worldcall Cable (Private) Limited	Interest charges	$1,936	$971
Worldcall Business Solutions (Private) Limited	Interest charges	$83,209	$40,111
ACME Telecom (Private) Limited	Interest charges	$27	$12
Worldcall Ride Hail (Private) Limited	Expense borne on behalf of associate	$-	-
	Interest charges	$15	$10
Key management personnel	Advances against expenses disbursed (adjusted) - net	$12,392	$289
Outstanding receivables (payables)
Worldcall Business Solutions (Private) Limited	Other receivable	$487,677	$474,774
Worldcall Cable (Private) Limited	Other receivable	$11,197	$11,516
AMB Management Consultants (Pvt.) Ltd	Short term loan	$(207,802)	$(263,479)
AMB Management Consultants (Pvt.) Ltd	Other (payable) receivable	$-	$-
ACME Telecom (Private) Limited	Other receivable	$159	$163
Worldcall Ride Hail (Private) Limited	Other receivable	$85	$106

As on 31 December 2023 and 31 December 2022, outstanding balance from key management personnel was approximately $605,000 and $759,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.429 million and $0.941 million interest free loan to its director as on 31 December 2023 and 31 December 2022, respectively, which is repayable at discretion of the Company.

25. GOING CONCERN OF WTL

The Company’s subsidiary “WTL” incurred a loss of $7.1 million during the year ended December 31, 2023 (2022: $7.16 million). As of December 31, 2023, the accumulated loss of WTL stands at $62.05 million (December 31, 2022: $69.48 million) and its current liabilities exceed its current assets by $25.92 million (December 31, 2022: $23.55 million). These conditions, along with other factors like declining revenue and contingencies and commitments (as disclosed in preceding note 17), indicate the existence of material uncertainties that cast significant doubt about the WTL’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Net Liabilities Position - Risk Mitigation

As mentioned above, there is a net current liability position of approximately $25.92 million as on 31 December 2023 (December 2022: $35.39 million), which has the following major components (amounts are in US$ million):

	December 31,
	2023	2022
Pakistan Telecommunication Authority (PTA)	$8.32	$10.34
Claims of parties challenged	2.00	4.22
Short term borrowings	0.39	0.52
Contract liabilities	3.16	2.54
Provision for taxation	1.06	1.61
Regulatory revolving challenged	0.24	0.68
	$15.17	$19.91

The management believes that certain balances included in the above amounts do not represent immediately payable liabilities as detailed below:

Short term borrowings: The Company is in negotiation with banks for the rollover of these facilities.

Pakistan Telecommunication Authority (PTA): Liabilities towards PTA as incorporated in these financial statements stand at approximately $8.32 million as on December 31, 2023 (December 31, 2022: $10.34) which are not immediately payable owing to the non-fulfillment of certain conditions relating to the demand of such amounts. These conditions relate to the industry circumstances and Court Orders.

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

