Form 10-Q
period 2024-03-31
GlobalTech Corp
filed 2024-05-15
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of March 31, 2024.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 16, 2024. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

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

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$457,096	$908,097
Restricted cash	2,413,878	2,353,442
Accounts receivable – net	3,727,582	4,045,485
Short term investments	961,984	149,427
Prepayments	26,481	11,448
Stores and spares	864,758	859,271
Loans and advances	4,650,183	4,213,468
Other receivables	2,521,503	2,120,283
Total current assets	15,623,465	14,660,921
Property, plant and equipment	17,868,944	17,904,180
Operating lease right-of-use assets	488,757	503,701
Intangible assets - net	11,307,071	11,575,524
Long term loans and other assets	2,104,136	4,253,358
Deferred tax asset	8,506,919	8,389,438
TOTAL ASSETS	$55,899,292	$57,287,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$26,485,184	$ $ 26,383,588
Current portion of non-current liabilities	6,334,370	5,968,424
Accrued interest	2,972,525	2,706,788
Short term borrowings	1,110,075	1,507,307
Provision for taxation - net	1,216,313	1,161,384
Total current liabilities	38,118,467	37,727,491
Term finance certificates	1,858,643	2,119,667
Long term financing - secured	1,353,562	1,329,890
Long term deposits and payable	1,417,510	1,873,896
License fee payable	163,422	161,165
Operating lease liability	690,075	689,416
Other payables	1,528,017	1,159,342
Total non- current liabilities	7,011,229	7,333,376
TOTAL LIABILITIES	45,129,695	45,060,867
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
SHAREHOLDERS’ EQUITY:
Preferred shares	-	-
Dividend on preferred shares	-	-
Common stock, $0.0001 par value - authorized 500,000,000 shares at March 31, 2024 and December 31, 2023 and issued 139,763,391 and 139,763,391 shares at March 31, 2024 and December 31, 2023	13,976	13,976
Accumulated other comprehensive loss	(1,781,520)	(1,761,998)
Accumulated deficit	(37,263,734)	(36,484,513)
Shareholders’ Equity Attributable to the Parent Company	(39,031,278)	(38,232,535)
Non-Controlling interest	49,800,877	50,458,789
TOTAL SHAREHOLDERS’ EQUITY	10,769,599	12,226,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	55,899,292	57,287,121

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
NET REVENUE	$3,702,258	$2,468,372
Direct operating costs	(3,582,159)	(2,138,821)
Other operating costs	(486,008)	(481,141)
Depreciation and amortization	(778,368)	(707,176)
Other expenses	(3,795)	(3,074,818)
OPERATING LOSS	(1,148,073)	(3,933,584)
OTHER:
Other income - net	265,651	15,553
Finance cost	(493,290)	(425,095)
LOSS BEFORE TAXATION	(1,375,713)	(4,343,127)
Taxation	(45,446)	(39,108)
NET LOSS	$(1,421,158)	$(4,382,235)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(779,221)	(2,598,665)
Non - controlling interest (NCI)	(641,937)	(1,783,569)
	(1,421,158)	(4,382,235)

Net loss per common share: basic and diluted - (a/b)	$(0.01)	$(0.02)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,763,391	139,763,391

The annexed notes form an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,421,158)	$(4,382,235)
Adjustment for non-cash charges and other items:
Depreciation and amortization	778,368	707,176
Interest accretion on liabilities	462,373	369,213
Post employment benefits	166,662	11,576
Income on deposits, advances and savings accounts	(146)	(168)
Exchange loss on liabilities	-	3,071,100
Changes in operating assets and liabilities:
Stores and spares	(5,487)	218,665
Trade debts	317,903	(2,363,096)
Loans and advances	(436,715)	297,858
Short term investment	-	42,679
Prepayments	(15,033)	(10,469)
Other receivables	(401,220)	(2,656,539)
Trade and other payables	101,596	(4,050,339)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(456,385)	(181,514)
Other payables	368,675	(531,863)
Long term loans and other assets	2,149,220	3,541,580
Post employment benefits paid	(5,835)	(1,232)
Income on deposit and savings accounts	146	168
Lease rental payments	(35,691)	(27,927)
Finance cost paid	(149,863)	(59,034)
Income tax paid	(7,356)	(5,642)
Net cash generated from/(used in) operating activities	1,410,055	(6,010,043)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal (Payment on purchase) of property and equipment - net	(43,794)	(9,087)
Proceeds from the encashment of short term investments	-	-
Net cash used in investing activities	(43,794)	(9,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	-	-
Repayment of long term financing	(81,150)	(67,237)
Net cash used in from financing activities	(81,150)	(67,237)
Net increase/(decrease) in Cash and Cash Equivalents	1,285,111	(6,086,368)
Cash and Restricted Cash at the beginning of the Period	2,566,538	14,772,761
Exchange effect	(980,674)	(6,119,855)
Cash and Restricted Cash at the End of the Period	$2,870,975	$2,566,538
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(7,356)	$(5,642)
Interest	$(149,863)	$(59,034)

The annexed notes form an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023

NET LOSS	$(1,421,158)	$(4,382,235)

Items that will not be reclassified to profit or loss:
Remeasurement of post employment benefit obligations - net of tax	-	-
Changes in fair value of financial assets through other comprehensive income	(1,691)	(499,434)
Foreign currency translation adjustment	(33,804)	2,913,595
Other Comprehensive (loss)/ income - net of tax	(35,495)	2,414,161

COMPREHENSIVE LOSS	(1,456,654)	(1,968,074)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(798,743)	(1,186,381)
Non - controlling interest (NCI)	(657,910)	(781,693)
	(1,456,654)	(1,968,074)

The annexed notes form an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Dividend				Accumulated Other Comprehensive Income
	Preferred Stock		on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Non-Controlling
Description	Shares	Amount	Stocks	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Interest	Total
Balance as of January 01, 2024	-	$-	-	139,763,391	$13,976	-	$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	$50,458,787	$12,226,254
Net loss	-	-	-	-	-	-	-	-	-	(779,221)	(641,937)	(1,421,158)
Other comprehensive loss net of tax	-	-	-	-	-	-	(930)	(18,592)	(19,522)	-	(15,973)	(35,497)
Total comprehensive income -net of tax	-	-	-	-	-	-	(930)	(18,592)	(19,522)	(779,221)	(657,911)	(1,456,656)
Transfer of CPS Shares	-	-	-	-	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	-	-		-	-	-	-

Balance as at March 31, 2024	-	-	-	139,763,391	13,976	-	(1,867,553)	86,033)	(1,781,520)	(37,263,734)	$49,800,876	$10,769,599
Balance as at January 01, 2023	52,500	$2,978,090	$1,085,625	$139,763,391	$13976	-	$(1,873,824)	$1,104,465	$(769,359)	$(35,079,562)	$50,112,161	$18,340,931
Net loss	-	-	-	-	-	-	-	-	-	(2,598,665)	(1,783,569)	(4,382,235)
Other comprehensive loss net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	-	(982,564)	(2,414,161)
Total comprehensive income net of tax	-	-	-	-	-	-	(296,164)	1,727,762	1,431,598	(2,598,665)	(801,006)	(1,968,074)
Translation and other adjustments	-	-	-	-	-	-	-	-	-	-	423,300	423,300
Balance as at March 31,2023	$52,500	$2,978,090	$1,085,625	139,763,391	$13,976		$2,169,988	$2,832,227	$662,238	$(37,678,226)	$49,734,456	$16,796,160

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS ON AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (“The Company”) is a Nevada Corporation, incorporated with name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in note 1.1.1. GlobalTech Corporation is a broadband company and provides broadband services.

1.1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and Global Tech corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein transfer of all assets, properties and business and goodwill of WHI, in exchange of 117,299,473 common stocks of GlobalTech Corporation the then Elko Broadband Inc.(“EBI”) par value $0.0001 per share. As soon as practically possible thereafter, EBI will undergo a change of name to GlobalTech Corporation, with such change of name to be promptly filed with the competent authorities of the State of Nevada.

However, if trading of shares of the common stock of the Company on OTC Markets is not commenced by June 30, 2024, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of the Company, representing eighty-five percent (85%) of the voting power in the Company, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by the Company shall be returned to the WHI Stockholders, at no further cost to either side involved. On March 29, 2024 Merger and Reorganization Agreement was amended for extension in trading date specifically to June 30, 2024.

The Company applied for and received a Cusip Number 37892L 106 and the Company applied for a symbol and filing with DTC/ OTC to commence trading. We obtained Trading Symbol GLTK on November 14, 2023 after successful completion of process.  We have applied with Depository Trust and Clearing Corporation (“DTC”) for clearing and settlement. All requisite documents have been submitted to DTC once DTC approves trading in common shares of the Company will commence.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through associates in aggregate 55% of shares and control in WorldCall Telecom Limited (“WTL”).

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

1.2.2. WorldCall Services (Pvt) Limited

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

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on 24 Aug 2016 and commenced operations thereon.

1.2.4. Rout 1 Digital (Pvt) Limited

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

Accounts Receivable - net — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance January 1, 2023 and the adoption of this new guidance had no material impact of the consolidated financial statements. As per the new guidance accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three months ended March 31, 2024 and 2023.

Leases - We account for lease arrangements in accordance with ASC 842, Leases.  An arrangement is determined as a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 278.5 and Rs.282.4 as on March 31, 2024 and December 31, 2023, respectively.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

4. CASH AND BANK

	March 31, 2024	December 31, 2023
	(Unaudited)
Cash at bank
Current accounts	$439,131	$844,553
Savings accounts	3,945	16,822
	443,076	861,374
Cash in hand	11,384	9,540
Pay orders in hand	2,636	37,183
	$457,096	$908,097

5. RESTRICTED CASH

	March 31, 2024	December 31, 2023
	(Unaudited)
Deposit in escrow account	$2,188,047	$2,157,829
Margin and other deposits	225,831	195,613
	$2,413,878	$2,353,442

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,813 (2023: $88,144) in year 2023 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	March 31, 2024	December 31, 2023
	(Unaudited)
Considered good – unsecured	$3,727,582	$4,045,485
Considered doubtful – unsecured	2,314,316	2,314,316
	6,041,898	6,359,801
Less: Provision for expected credit loss	(2,314,316)	(2,314,316)
	$3,727,582	$4,045,485

Provision for expected credit losses has been approximately $ nil and $139,557 for the three months ended March 31, 2024 and 2023, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2024	December 31, 2023
	(Unaudited)
Operating fixed assets	$17,805,569	$17,841,680
Capital work-in-progress	63,375	62,500
	$17,868,944	$17,904,180
Operating fixed assets
Building on freehold land	$350,090	$345,255
Freehold land	188,905	186,296
Leasehold improvements	693,976	684,392
Plant and equipment	29,669,657	29,259,913
Office equipment	380,044	374,796
Vehicles	110,150	108,629
Computers	649,438	640,470
Furniture and fixtures	135,451	133,581
Laboratory and other equipment	77,144	76,078
	32,254,855	31,809,410
Less: Accumulated depreciation	(14,449,286)	(13,967,730)
	$17,805,569	$17,841,680

Useful life of operating fixed assets is ranging between 5 years to over 20 years. There has not been significant additions and disposals have been made during the three months ended March 31, 2024 and 2023. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$41,604	$80,058
Short term lease cost	8,699	8,836
	$50,303	$88,394

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$488,757	$503,701

Current operating lease liabilities	200,093	199,044
Non-Current operating lease liabilities	690,075	689,416
	$890,168	$888,459

Operating leases
ROU Assets	503,701	707,991
Asset lease expense	(15,065)	(82,467)
Foreign exchange loss	121	(121,824)
ROU Assets – net	$488,757	$503,701

Weighted average remaining lease term (in years):
Operating leases	6.78	7.09
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended
	March, 31
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,691	$27,927

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2024 (nine months)	$113,127
2025	161,567
2026	174,900
2027	182,547
2028	200,211
Thereafter	473,414
Total lease payments	$1,305,766
Less: imputed interest	$(415,597)
Total lease obligations	$890,168
Less: current obligations	$200,093
Long-term lease obligations	$690,075

9. INTANGIBLE ASSETS – NET

	March 31, 2024	December 31, 2023
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,499,686	18,231,794
Software	63,133	63,133
	23,228,867	22,960,975
Less: Accumulated amortization - net	(11,921,796)	(11,397,858)
	$11,307,071	$11,575,524

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

As of March 31, 2024, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2024 (nine months)	847,064
2025	1,129,419
2026	961,005
2027	942,842
2028	942,842
Thereafter	6,483,900
$11,307,071

10. TRADE AND OTHER PAYABLES

	March 31, 2024	December 31, 2023
	(Unaudited)
Trade creditors	$11,563,758	$11,416,441
Accrued and other liabilities	4,662,567	4,788,780
Payable to PTA against APC charges	6,254,214	6,254,214
Payable against long term investment	157,989	155,807
Contract liabilities	3,196,255	3,157,741
Withholding taxes payable	259,781	207,525
Sales tax payable	264,459	278,661
Security deposits	126,162	124,419
	$26,485,184	$26,383,588

Trade creditors: This includes payable to PTA amounting to $2.11 million and $2.04 million as on March 31, 2024 and December 31, 2023, respectively. Out of this $1.90 million (2023: $1.877 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has gone into appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.67 million and $0.66 million as on March 31, 2024 and December 31, 2023, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	March 31, 2024	December 31, 2023
	(Unaudited)
Term finance certificates	$3,018,811	$2,764,678
Mark-up payable on TFCs	1,729,519	1,602,319
Long term financing	1,385,947	1,404,097
Lease liabilities	200,093	197,330
	$6,334,370	$5,968,424

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	March 31, 2024	December 31, 2023
	(Unaudited)
Short term borrowings	$362,783	$383,357
Term finance certificates	2,609,742	2,323,431
	$2,972,525	$2,706,788

13. SHORT TERM BORROWINGS

	March 31, 2024	December 31, 2023
	(Unaudited)
Repurchase agreement borrowings	$807,899	1,210,003
Line of credit facility – others	302,176	297,304
	$1,110,075	$1,507,307

Line of credit facility – commercial banks:

During the year ended 31 December 2022, Company restructured one of its line of credit facility with Askari Bank Limited amounting $1.37 million which is transferred to long term financing due to restructuring for detail refer Note 15. During the year 2023, the Company restructured its running finance facility with Standard Chartered Bank Limited amounting to $ 0.12 million, which is transferred to long term finance facility. For detail refer Note 15

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to USD 0.54 million against 100 million shares of WTL and from Hamdard Laboratories amounting USD 0.27 million against 50 million shares of WTL for the purpose of working capital requirements and/or to meet other business obligations. The facility carries mark-up at rate of 30.00%. The market value of securities given as collateral against these borrowings is given in note.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	March 31, 2024	December 31, 2023
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from related party *	212,674	207,802
	$302,176	$297,304

* Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

Loan from third parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detailed below.

	March 31, 2024	December 31, 2023
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

14. TERM FINANCE CERTIFICATES (TFCs)

	March 31, 2024	December 31, 2023
	(Unaudited)
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,018,811)	(2,764,678)
	4,439,939	4,694,072
Add: Deferred interest	612,266	678,063
Exchange adjustment	(3,193,561)	(3,252,468)
Closing balance	$1,858,643	$2,119,667

Term finance certificates (TFCs) have a face value of $17.95 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2023: six-month average KIBOR plus 1.0% per annum), payable quarterly. The interest rate charged during the three months ended March 31, 2024, on the outstanding balance ranged from 22.45% to 24.08% (2023: 17.10% to 24.08%) per annum.

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

The Company has not paid due quarterly installments of June 2019 to March 2024 amounting USD 2.21 million against principal and USD 3.40 million against accrued mark up. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of due instalments, Trustee enforced the letter of pledge in 2021 and called 128.2 million shares from sponsors account out of which 50.38 million shares (2021:13.6 million shares) were sold for the amount of $ 0.50 (2021: $0.26 million) out of which $ 0.31 million settled against principal and $ 0.19 million against accrued interest (2021 $ 0.16 million settled against principal and $ 0.10 million against accrued interes).

These TFCs are secured against first pair passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	March 31, 2024	December 31, 2023
	(Unaudited)
Allied Bank Limited	116,926	$110,057
Bank Islami Limited	240,750	251,073
Askari Bank Limited	974,664	921,062
Standard Chartered Bank Limited	21,221	47,698
	$1,353,561	$1,329,890

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 22.31% (2023: 17.85% to 23.76%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.92 million and right to set off on collection account.

Bank Islami Limited : This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as on 12th Feb 2021. Principal will be repaid in 29 installments starting from Feb 2022 till May 2026. Interest will be accrued and will be serviced in 24 monthly installments, starting from June 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the period on the outstanding balance at 17% (2023: 15.87% to 17%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licences/receivable of LDI & WLL of the Company for USD 3.15 million with 25% margin, pledge of various listed securities of the Company having carrying value USD 0.13 Million and along with Mortgage over the Company’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shoping Mall Kehkashan Karachi

 ‘Subsequently in June 2023 Bank approved Company’s restructuring request as a result of which overall repayment tenure was extended by 01 year and 06 months i.e. principal repayment will end in November 2025 instead of May 2024 and Interest repayment will end in November 2027 instead of May 2026. As of reporting date all overdue has been settled.

Last year, period for repayment of principal and deferred interest was extended and according to revised terms both will be repaid till 1st Nov 2027.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective interest rate applicable will be 1MK - 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 19.26% to 20.26% (2023: 14.4% to 21.14%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh., Pakistan.

As of reporting date bank has approved restructuring of installments provided total tenor of the facility remains unchanged.

The Company used post tax weighted average borrowing rate for amortization of deferred interest

Standard Chartered Bank Limited:‘This represents balance transferred from short term borrowings as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective interest rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of pakistan). The interest charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licences) of the Company for USD 1.15 million.

16. LICENSE FEE PAYABLE

	March 31, 2024	December 31, 2023
	(Unaudited)
License fee payable	$163,422	$161,165
	$163,422	$161,165

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

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz . PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full till 2024.  Through said decision PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company, The WLL License provides for such eventuality that when frequency spectrum is withdrawn ,the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

As a consequence of above, during last year the outstanding liability for 1900 MHz was reduced to zero on the basis that 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for 450MHz frequency spectrum was reduced on pro-rata after withdrawal. Owing to these circumstances, the management does not expect the liability to materialize fully in the near future .

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation and its subsidiaries (“The Group”) has a dispute of approximately $0.26 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.18 million (2023: $1.20 million) on account of difference in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

GlobalTech Corporation and its subsidiaries (“The Group”) has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $19.03 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.34 million along with default surcharge thereon amounting to approximately $5.94 million as of July 31, 2016, vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to approximately $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised demand amounting to approximately $0.11 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

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

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.75 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

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

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount approximately of $9.50 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.73 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management the ISF for 3.5 GHz and 479 MHz is already fully paid till 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450 Mhz frequency spectrum be reduced on pro-rata after withdrawal. Corresponding assets has also been retired. For detail refer note 17.

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

PTA had demanded an amount of approximately $1.21 million in respect of fine and loss of approximately $1.91 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA.

PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of approximately $0.43 million along with late payment charges. The Group has filled the appeals against said notices with PTA which dismissed on December 04, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA determined the demand amounting to approximately $0.80 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.14 million which was complied by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.87 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s WorldCall Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.04 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.24 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further assailed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.80 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.75 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $3.80 million (including default surcharge of approximately $1.17 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.42 million (including default surcharge of approximately $1.11 million). Such reassessment order was assailed by the Group in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.18 million and curtailment of losses by approximately $21.12 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue(“CIR”) has raised demand against the Group for super tax for the tax year 2018 amounting to approximately $0.16 million. The chargeability has been challenged by the Group through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.60 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honorable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding approximately $1.51 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $4.33 million (2023: $3.13 million) has not been made in these financial statements.

Other matters

One of the Group’s vendor has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million however the claim is inflated to $0.83 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said vendor will materialize.

One of the Group’s vendor has filed petition on November 21, 2014 before LHC. The vendor has claim of approximately $0.78 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming approximately $1.13 million under the same contract against which the vendor has claimed its dues. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of Group’s vendor and its allied international identities (referred to as vendors) filed winding up petition dated October 16, 2017, before LHC and claim of approximately $0.24 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The vendors have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group has already filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before Civil Court, Lahore for recovery of $5.39 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group acquired the Indefeasible Right to Use (“IRU”) of media and related Operations and Maintenance Services (“O&M”) from one of the Group’s vendors through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Group and other deliverables under the IRU agreement shall be mutually agreed by June 30, 2016. However, the vendor illegally and violating the terms of the Agreement disconnected its services to the Group and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to $7.03 million equivalent to approximately $3.86 million along with interest @ 15% amounting to $1.58 million equivalent to approximately $0.88 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

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

A total of cases 30 are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.41 million (2023: $0.39 million). Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

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

18. NET REVENUE

	Three Months Ended March 31,
	2024	2023
Telecom services	$3,477,385	$2,108,861
Broadband services	234,001	368,858
Other services	7,608	8,356
Gross Revenue	3,718,994	2,486,074
Less: Discounts	(693)	(579)
Less: Sales tax	(16,044)	(17,123)
Total Revenue	$3,702,258	$2,468,372

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Telecom Services:
International termination services	3,477,385	2,108,861
	$3,477,385	$2,108,861
Broadband Services:
Cable TV and internet services	115,463	134,091
Metro fiber solutions	79,436	100,630
Capacity sale services	39,102	134,137
	$3,711,386	$2,477,719

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

Deferred revenue was $5,677 as on March 31, 2024, and $31,131 as on DECEMBER 31, 2023.

19. DIRECT OPERATING COSTS

	Three months ended March 31,
	2024	2023
Interconnect, settlement and other charges	$3,236,188	$1,736,738
Salaries, wages and benefits	127,677	126,697
Bandwidth and other PTCL charges	57,782	61,033
Power consumption and rent	52,346	49,906
Network maintenance and insurance	33,544	9,162
PTA fees	5,147	14,325
Cable license fee	18,559	9,859
Annual spectrum fee	14,881	16,317
Fees and subscriptions	24,827	29,370
Content cost	668	1,096
Security services	914	1,616
Others	9,626	82,658
	$3,582,159	$2,138,821

20. FINANCE COST

	Three Months Ended March 31,
	2024	2023
Unwinding of discount on liabilities	$30,917	$55,883
Interest on term finance certificates	252,290	203,746
Interest on long term loan	116,657	128,792
Interest on short term borrowings	60,401	-
Finance charges on lease liabilities	26,541	30,192
Bank charges and commission	6,484	6,482
	$493,290	$425,095

21. TAXATION

The provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Current provision
For the period	$45,446	$39,108
Prior periods	-	-
Total current provision	45,446	39,108
Deferred provision	-	-
Total provision	$45,446	$39,108

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended March 31,
	2024	2023
Current provision
Federal	$-	$-
State	-	-
Foreign	45,446	39,108
Total current provision	45,446	39,108
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total provision	$45,446	$39,108

The components of the Company’s deferred income taxes as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	Unaudited
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$12,085,438	$11,939,320
Provision for doubtful debts	3,254,316	3,228,272
Post employment benefits	211,630	209,936
Provision for stores and spares & stock-in-trade	4,187	4,154
Provision for doubtful advances and other receivables	280,852	278,605
	15,836,423	15,660,287
Liability for deferred taxation comprising temporary differences on other liabilities	(7,329,503)	(7,270,849)

Deferred tax asset	$8,506,919	$8,389,438

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

Transactions During the Year

		March 31, 2024	December 31, 2023
		(Unaudited)

Worldcall Business Solutions (Private)	Expense borne on behalf of associate	$-	$10,194
Worldcall Business Solutions (Private) Limited	Interest charged during the year	$21,332	$11,756
Worldcall Cable (Private) Limited	Interest charged during the year	$489	$771
ACME Telecom (Private) Limited	Interest charged during the year	$-	$4
Worldcall Ride Hail (Private) Limited	Expenses borne on behalf of associate	$4	$-
	Interest charges	4	8
Key management personnel Advances against expenses disbursed (adjusted) - net	Advances against expenses disbursed / (adjusted) - net	$(1,410)	$49,667

Balances (Due to) Due from Related Parties	March 31, 2024	December 31, 2023
	(Unaudited)

Worldcall Business Solutions (Private) Limited Other receivable	$515,964	$398,926
Worldcall Cable (Private) Limited Other receivable	$11,846	$9,447
AMB Management Consultants (Pvt.) Ltd Other(payable) receivable	$(212,674)	$(210,431)
ACME Telecom (Private) Limited Other receivable	$-	$134
Worldcall Ride Hail (Private) Limited Other receivable	$93	$82

As on March 31, 2024 and December 31, 2023, outstanding balance from key management personnel was approximately $570,000 and $605,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.79 million and $0.43 million interest free loan to its director as on March 31, 2024 and December 31, 2023, respectively, which is repayable at discretion of the Company.

23. PREFERRED SHARES

Last year, the Company acquired the remaining convertible preference shares (“CPS”) of WorldCall Telecom Limited of 52,500 from Oman Telecommunication Company, previously held under a lockup agreement. The CPS shares owned by the Company have been eliminated.

24. SUBSEQUENT EVENTS

The Company obtained Trading Symbol GLTK on November 14, 2023 after successful completion of process. It applied with Depository Trust and Clearing Corporation (“DTC”) for clearing and settlement. All requisite documents were submitted to DTC and on April 24, 2024 the Commenced trading on over the counter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and three months ended March 31, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 3 of this Quarterly Report on Form 10-Q.

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

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the Consumer’s Choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue decreased in their months ended March 31, 2024, primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

Our financial numbers, the Revenue of broadband decreased by $ 0.13 million when compared with corresponding period of last year. The decrease in revenue is mainly due to decrease in house passes. Nonetheless, customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and the same is substantiated by the marginal increase recorded this year.

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

Subscriber conversion rate from HFC to FTTH:

We were able to covert 100% of our HFC customers located in Lahore City (Wapda Town, Gulberg and Askari V), however, we do not expect 100% conversion of all of our HFC customers. Our experience in said areas is an indication of the level of acceptance by our customers to convert from HFC to FTTH.

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

The table below gives an example of conversion in one of our areas.

Subscriber conversion from HFC to FTTH:

Company deployed FTTH network in target areas of Lahore City (Wapda Town, Gulberg and Askari V) and achieved the following results:

Total subscribers HFC	=	2,231
Converted to FTTH	=	2,231
ARPU on HFC	=	USD 2
ARPU on FTTH	=	USD 6
Conversion ratio	=	100%
Incremental revenue	=	110%

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

International termination revenue is one of the major revenue streams, which increased by $1.37 million due to an increase in volume of international termination. Volume increase was on account of bulk traffic arrangements.

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

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 3.47 million during the three months ended March 31, 2024 compared to US$ 2.10 million during three months ended March 31, 2023. This increase of approximately US$ 1.37 million was primarily due to the increase in volume of international termination business. Broadband services generated revenue of US$ 0.23 million during three months ended March 31, 2024 compared to US$ 0.37 million during three months ended March 31, 2023. This decrease of US$ 0.13 million is due to decrease in house passes.

Adjusted EBITDA for the three months ended March 31, 2024 is US$ (0.35) million, whereas Adjusted EBITDA for the corresponding period March 31, 2023 is US$ (0.14) million. Net loss for the three months ended March 31, 2024 is US$ 0.88 million, and net loss for the three months ended March 31, 2023 was US$ 3.92 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Three months ended March 31,
	2024	2023
Net revenues	$3,702,258	$2,468,372
Adjusted EBITDA	$(354,352)	$(139,756)
Loss from Operations	$(882,422)	$(3,918,031)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

Net revenue	$3,702,258	$2,469,372

GAAP net loss	(1,421,158)	(4,382,235)

Depreciation and amortization	778,368	707,176
Finance cost	493,290	425,095
Taxation	45,446	39,108
Exchange loss	(250,298)	3,071,100
Adjusted EBITDA	$(354,352)	$(139,756)

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations during the three months ended March 31, 2024 were impacted by the increase in cost, whereas Adjusted EBITDA and loss from operations during the three months ended march 31,2023 were impacted by the decline in revenue mainly due to duct sale recognized in the corresponding period of last year.

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

Gross Margin: The Company recorded a gross margin of USD 0.12 million during the three months ended March 31, 2024 compared to USD 0.33 million during the three months ended March 31, 2023. LDI revenue was increased due to increase in traffic. The broadband revenue decreased due to decrease in dark fiber revenue.

Direct operating costs: Direct operating costs stood at USD 3.58 million during the three months ended March 31, 2024 compared to USD 2.14 million during the three months ended March 31, 2023. The increase in direct cost is mainly due to interconnect cost, which is aligned with termination revenue.  Operating costs remain practically the same in both periods. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels would be maintained; our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we can substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at USD 0.49 million during the three months ended March 31, 2024 compared to USD 0.48 million during the three months ended March 31, 2023. Operating costs remain practically the same during the periods.

Other income and expenses: The Company recorded other income of USD 0.27 million during the three months ended March 31, 2024 compared to USD 0.02 million during the three months ended March 31, 2023. Other expenses stood at USD 0.004 million during the three months ended March 31, 2024 against USD 3.07 million during the three months ended March 31, 2023,  hich was mainly due to currency devaluation.

Updates on plans:

Broadband and Cable TV Operations:

The Company is at the advance stage to collaborate with an operator to expand its business across Pakistan and expect to add 200,000 broadband subscribers in low income areas under sharing economy vision. This will enhance Company’s revenue and contribute positively to the bottom line. These addition of subscribers will be energized on the existing network of the Company.

CADNZ:

During the quarter our engagement with middle eastern operators has borne fruit. Our principal interconnect partner, The Company is also launching a new and unique project called CADNZ. It is a 360-degree Customer Relationship module based application specifically developed for banking sector. All aspects of non-core banking would be covered by this application. This product has huge potential in United States (US) small and medium sized banks. In future the Company would plan to penetrate in Europe, UK and Middle East. This project will generate significant revenue.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of March 31, 2024, was $6.54 million, consisting of $4.27 million of Term Finance Certificates, long term and short-term borrowings of $1.19 million and $ 1.09 million respectively. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 6.13 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. We are currently in discussions for a private placement of our common shares pursuant to Regulation S exclusion from the Section 5 registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for offers made outside the United States by both U.S. and foreign issuers to non-U.S Persons.

We expect to raise a minimum of $5 million to a maximum of $10 million by September 30, 2024. Delay in private placement is due to delay in trading of Company’s common shares

While there is no guarantee that any of these methods will result in raising sufficient funds to meet our capital needs or that even if available will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

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

The Company believes its balances of cash, and cash equivalents which totaled $2,892,928 as of March 31, 2024, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,413,878 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $2,892,928 and $2,566,538 cash and cash equivalents as of March 31, 2024, and 2023, respectively, which includes restricted cash of $2,413,878 and $2,353,442 that is not available for immediate ordinary business use.

Operating Activities: Net cash generated from operating activities increased during the ongoing period by $ 7.42 million primarily due to increase in EBITDA mainly on account of an increase in LDI revenue. Net cash generated from operating activities for the three months ended March 31, 2024, and 2023 was $ 1.41 million and $ (6.01) million respectively.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2024, and 2023 was $ (0.04) million and $ (0.01) million, respectively. The increase in cash used was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities show a decrease of $0.01 million during the period ended March 31, 2024, compared to the period ended March 31, 2023.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of March 31, 2024. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2024, and December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of March 31, 2024, our company’s internal control over financial reporting was ineffective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2024, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GLOBALTECH CORPORATION

Dated: May 13, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

