Form 10-K/A
period 2023-12-31
GlobalTech Corp
filed 2024-06-28
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 3, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly-traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,833,391 of Common Stock as of June 17, 2024.

Document Incorporated by Reference: None

We are a controlled company as 63.30% of our issued and outstanding shares are held by Babar Ali Syed.

Explanatory Note

GlobalTech Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on April 16, 2024 (the “Original Report”).

This Amendment is being filed to amend the Original Report to correct and update certain errors in the Original Report as follows:

1)

To correct and update the cover page of the Original Report to remove certain references to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K; include disclosure and check boxes for certain restatements; include disclosure and a checkbox for registrant’s report on, and attestation of management on, the effectiveness of internal controls; and update the language in the Original Report regarding the Company’s public float;

2)	Include “Item 1C. Cybersecurity”;

3)	Update the Table of Contents to clarify that “Item 6” is “[Reserved]; to include Part IV; and “Item 16. Form 10-K Summary”;

4)	Include a Summary of Risk Factors under “Item 1A. Risk Factors”;

5)	Include “Item 1C. Cybersecurity”;

6)	Update and correct “Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure” to disclose a recent change in auditors;

7)	Include a “Delinquent Section 16(a) Reports” section under “Item 10. Directors, Executive Officers and Corporate Governance”;

8)	Update, expand and correct “Item 11. Executive Compensation;

9)	Update and correct “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”;

10)

Include Exhibit 4.1, Description of the Registrant’s Securities; update the exhibit table under “Item 15. Exhibits and Financial Statements”, to include a reference to where each exhibit not included in the filing was originally filed, and the incorporation of such exhibit in Amendment No. 1, include the Company’s Code of Ethics; and include references to the XBRL information included as part of Amendment No. 1; and

11)	Include “Item 16. Form 10-K Summary”;

12)	Include the signature of each member of the Board of Directors on the signature page hereto; and

13)	Make certain other corrections and updates to the Original Report.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1, under Item 15 hereof.

Other than as expressly set forth herein, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in the Original Report or reflect any events that have occurred after the Original Report was made. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time as of which the Original Report was made. No changes have been made to the financial statements of the Company as contained in the Original Report. Accordingly, this Amendment No. 1 should be read together with the Original Report and the Company’s other filings with the SEC.

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

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

•

The last day of our fiscal year during which we have had total annual gross revenues of $1.235 billion (as such amount is indexed for inflation every five (5) years by the Securities and Exchange Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1,000,000) or more.

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

■	We acquired Worldcall Holding Inc, a privately held Utah corporation (“WHI”);
■	We issued an aggregate of 117,299,473 of the Common Shares to Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali, the owners of 100% WHI; and
■	WHI merged into the Company and ceased to exist.

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

■

WorldCALL Private and FZC which own 10.16% and 44.67%, respectively of WorldCALL Telecom Limited (“WorldCALL Public”), a publicly-traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017),

■	Through our ownership of around 55% of WorldCALL Public, Route 1 Digital (Private) Limited is a subsidiary.

Each of the entities above is under common control due to common ownership and management.

As a result of our ownership of 100% of Worldcall Private and FZC, we indirectly hold around 55% on a fully diluted basis of WorldCALL Public which was 55.2% in our last submission. We shall continue to witness slight variation in holding % on account of exchange rate translation as WorldCall Public’s share capital comprises of ordinary shares and preference shares; preference shares are US$ denominated WorldCALL Public is licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) and offers Long Distance & International (“LDI”) services in Pakistan, re-broadcasting international/national satellite/terrestrial channels on cable television and broadband services.

If trading of shares of the common stock of GTC on OTC Markets is not commenced by June 30, 2024, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On March 29, 2024 Merger and Reorganization Agreement was amended for extension in trading date specifically to June 30, 2024. On March 29, 2024 we entered in Amendment No. 7 to the agreement to extend until June 30, 2024.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties immediately following this summary. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

Operational and Industry Risks

•	We are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan; the international economic environment, geopolitical developments and unexpected global events could cause our business to decline; investing in emerging markets, where our operations are located, is subject to greater risks than investing in more developed markets, including significant political, legal and economic risks; and our revenue performance can be unpredictable by nature, as a large majority of our customers have not entered into long-term fixed contracts with us.

•	We operate in highly competitive markets, which we expect only to become more competitive, and as a result, we may have difficulty expanding our customer base or retaining existing customers.

•	We may be unable to keep pace with technological changes and evolving industry standards, which could harm our competitive position and, in turn, materially harm our business.

•	We are exposed to cyber-attacks and other cybersecurity threats that may lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, and perceptions of such threats may cause customers to lose confidence in our services.

•	The telecommunications industry is highly capital-intensive and requires substantial and ongoing expenditures of capital; and our ability to profitably provide telecommunications services depends in part on the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control.

•	We may also be subject to increases in license fees for some of our licenses or to obtain new licenses.

•	The loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights, could significantly harm our business.

Liquidity and Capital Risks

•	Our substantial amounts of indebtedness and debt service obligations could materially decrease our cash flow, which could adversely affect our business and financial condition.

•	We may not be able to raise additional capital, or we may only be able to raise additional capital at significantly increased costs.

Risks Related to the Ownership of our Common Stock

•	If WorldCALL Public issues more shares, our ownership could go below 50%.

•	Provisions in our certificate of incorporation, our by-laws and Nevada law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of the Common Stock.

•	We are a Controlled Company.

•	No active trading market for our common stock exists, and an active trading market may not develop or be sustained following this filing.

•	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of the Common Stock.

•	We have not and do not expect to declare any cash dividends to our shareholders in the foreseeable future.

Risks Related to Our Management

•	Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

•	We depend upon key personnel who may terminate their employment with us at any time. If we were to lose the services of any of these individuals, our business and operations might be adversely affected.

•	Our management has no experience in managing day-to-day U.S. public companies; as a result, we may incur additional management-related expenses pertaining to SEC reporting obligations and SEC compliance matters.

•	Our officers and directors may have conflicts of interest, which may not be resolved in your favor.

Risks Related to SEC Reporting and Public Company Status

•	If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, resulting in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of the Common Stock; and we will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

Regulatory, Compliance and Legal Risks

•	The telecommunications industry is a highly regulated industry, and we are subject to an extensive variety of laws and operate in uncertain judicial and regulatory environments, which may result in unanticipated outcomes that could harm our business; violations of and changes to applicable sanctions and embargo laws, including export control restrictions, may harm our business; we could be subject to tax claims and repeated tax audits that could harm our business; changes in tax treaties, laws, rules or interpretations could have significantly adverse effects on our business, and the unpredictable tax systems in the markets in which we operate give rise to significant uncertainties and risks that could complicate our tax and business decisions; anti-terror legislation passed in Pakistan and other jurisdictions could result in additional operating costs and capital expenditures; and regulatory developments and government action on climate change issues may drive medium-to-long term increases in our operational costs.

•	WorldCALL Public and Worldcall Private are incorporated in Pakistan, and their assets are in Pakistan, which may affect your rights as a shareholder, including your ability to enforce civil liabilities under U.S. securities laws.

•	We are, and may in the future be, involved in, associated with, or otherwise subject to legal liability in connection with disputes and litigation with regulators, competitors, and third parties, which, when concluded, could have an adverse impact on our business.

•	Our licenses are granted for specific periods and may be suspended, revoked, or we may be unable to extend or replace these licenses upon expiration, and we may be fined or penalized for alleged violations of law, regulations, or license terms.

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

16

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

The success of our business strategy depends to a significant degree upon the continued services of key management, technical and scientific personnel, and our ability to attract and retain additional qualified personnel and managers. We depend upon the services of our key executive, Dana Green, our Chief Executive Officer, President, and Director, who devotes full-time service to us. Competition for qualified personnel is intense among companies, academic institutions, and other organizations. The ability to attract and retain personnel is adversely affected by our financial challenges. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our drug candidate. We do not maintain key man life insurance on Dana Green. Should we lose the services of Dana Green, and we are unable to replace his services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

Following a summary of our Legal and Regulatory Disputes

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

We have a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in the Company's favor as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews.

Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “We are exposed to cyber-attacks and other cybersecurity threats that may lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, and perceptions of such threats may cause customers to lose confidence in our services”, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.

Our Chief Executive Officer and President, Dana Green, is responsible for the oversight of risks from cybersecurity threats. The Board will receive information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management, which includes that of the Company. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

As of and for the year ended December 30, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaries ("The Group") has a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Company's favor as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

The Group maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2011,2012,2013,2014 and 2015 along with late payment charges amounting in total to USD 0.19 million. The Company has assailed the order before honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honorable High Court on March 21, 2018 and it was held that PTA's decision was appealable before PTA. Same was also upheld by the honorable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Company. Subsequent to year end appeal against PTA's order has been filled before the next judicial forum on January 12, 2021. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

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

 'PTA has raised demand amounting to USD 0.06 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Company challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeal were that these charges are ultra vires to the act and license. Therefore PTA had ordered for further proceeding and the appeal was withdrawn accordingly.

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

'PTA had demanded an amount of USD 1.24 million in respect of fine and loss of USD 1.84 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Company, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019 which is pending adjudication. The Company has not received any notice in this regard. The Company's management feels that there are strong grounds to defend the Company's stance, hence, no provision has been made in these financial statements.

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

'PTA determined the demand amounting to USD 0.79 million , on account of annual spectrum fee and other regulatory charges,  vide its determination dated February 22, 2010. Being aggrieved, the Company’s management preferred an appeal before the Honorable Lahore High Court ("LHC") on March 20, 2010 against the PTA's determination. LHC granted stay against the recovery subject to payment of USD 0.14 million which was complied by the Company. Based on the advice of the Company's legal counsel, the Company’s management feels that there are strong grounds to defend the Company's position and the ultimate decision would be in the Company's favor.

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

'A demand of USD 3.75 million (including default surcharge of USD 1.15 million) was raised against the Company under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Company's favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Company before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to USD 3.38 million (including default surcharge of USD 1.09 million). Such reassessment order was assailed by the Company in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

One of Group’s supplier and its allied international identities (referred to as suppliers) filed winding up petition dated October 16, 2017 before LHC and claim of USD 0.24 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and Rs. 68.08 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The suppliers have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Company has already filed suit for recovery of USD 93.3 million against this suppliers for default in performance of agreements before Civil Court, Lahore in August 2017.

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

We expect to raise a minimum of $5 million to a maximum of $10 million by June 30, 2024. Delay in private placement is due to delay in trading of Company common shares.

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

Operating Activities: Net cash provided by operating activities increase during the ongoing year by $ 4.67 million primarily due to an increase in EBITDA mainly on account of increase in international termination, FTTH sales and forex translational losses increasing operating expenses insurmountably. Net cash used in operating activities for the years ended December 31, 2023, and 2022 was $(2.92) million and $(7.59)  million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 20, 2024, M/s Crowe Hussain Chaudhary & Co Chartered Accountants resigned as the independent registered public accounting firm of the Company effective immediately.

M/s Crowe Hussain Chaudhary & Co audited the financial statements of the Company for the two years ended 31 December 2022 and 2021. The report of Crowe Hussain Chaudhary & Co on such financial statements, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of resignation, there have been no disagreements between the Company and Crowe Hussain Chaudhary & Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Any disagreement, if not resolved to the satisfaction of Crowe Hussain Chaudhary & Co, would have caused them to make reference thereto in their report on the financial statements.

On March 25, 2024, the Company has appointed M/s Saeed Kamran & Co as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2023.

During the two most recent fiscal years and in subsequent interim period through March 25, 2024, the Company has not consulted with M/s Saeed Kamran & Co with respect to the applications of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements or any other matter set forth in item 304(a)(1)(iv) or (v) of Regulation S-K.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position	Date first appointed
GLOBALTECH CORPORATION
Dana Green	68	Chief Executive Officer, President, Director	Dec 2017
Dean Christensen	78	Secretary	Dec 2017
Charles J. Bartolotta	68	Director	Dec 2021
James A. Gibbons	78	Director	Dec 2017
Mehmet Ulema	72	Director	Mar 2022
Mehdi Mohamed Jawad Abdullah Al Abduwani	60	Director	April 2023
David Julian Fox	65	Director	April 2023
WORLDCALL PUBLIC
Abbas Raza	53	Chief Executive Officer	May 2023
Shahzad Saleem	47	Chief Financial Officer	June 2023
WORLDCALL PRIVATE
Anser Iqbal Chauhan	45	Chief Financial Officer	Aug 2019
Babar Ali Syed	51	Director	Apr 2016
Muhammad Azhar Saeed	43	Chief Executive Officer, Director	Apr 2016
Mansoor Ali	53	Director	Oct 2021
FZC
Babar Ali Syed	51	Director	Aug 2016
Muhammad Azhar Saeed	45	Director	Aug 2016

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

David Julian Fox, Director

Born 23rd April 1959 in Wembley, London. Educated privately at Alpha Preparatory School in Harrow and City of London School for Boys situated on the heart of the old city. After leaving full time education in 1977, David joined his family business which specialized in the retail and wholesale of the finest British woolens and Cashmeres to almost every country in the world. David took over the running of the business in 1984 after working in all of the departments to learn the trade. After considerable expansion, the business was sold at the start of 2000.

David then worked for 18 months in an advisory capacity to a Malaysian firm that was listing on the Kuala Lumpur Stock Exchange helping them to gain the maximum advantage of the fact that they had a manufacturing plant in the north of England.

At the end of 2001, David co-founded a wholesale telecoms company specializing in the early days of VoIP and establishing far end relationships in difficult to reach counties around the world. This company grew during the following 15 years to become a well trusted partner to many State-owned telecom companies and advising them on combatting the termination of illegal grey calls. David also worked as an agent of Hughes Global and advised on the sale of the first satellite to Pakistan.

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

Muhammad Shoaib, Director of WorldCALL Public

From May 31, 2020, until May 30, 2023, Muhammad Shoaib has been the Chairman of the Board of Directors for WorldCALL Public.

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

In 1982, Mr. Lucman graduated from Government College Lahore with a degree in Arts/Humanities.

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

Shahzad Saleem, Chief Financial Officer of WorldCALL Public

Mr.Shahzad Saleem joined WorldCALL Public on June 9, 2003. He is a highly accomplished Chief Financial Officer (CFO) known for his visionary leadership and strategic acumen. With over 20 years of experience, he is a Qualified Chartered Accountant from A.F. Ferguson and Co., a member firm of PricewaterhouseCoopers. His expertise lies in financial analysis, operational efficiency, and risk management. Shahzad is adept at implementing integrated systems for optimal company valuation, cash flow amplification, and cost reduction while upholding unwavering ethical standards. He excels in communication and decision-making, collaborating effectively with management teams and boards.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that each of Dana Green, our Chief Executive Officer, President, Director; Dean Christensen, our Secretary; Charles J. Bartolotta, our Director; James A. Gibbons, our Director; Mehmet Ulema, our Director; Mehdi Mohamed Jawad Abdullah Al Abduwani, our Director; and David Julian Fox, our Director, and Babar Ali Syed and Muhammed Azhar Saeed, each greater than 10% stockholders of the Company, failed to file required Form 3 filings.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2023 and 2022 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2023 and 2022, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2023 or 2022 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Dana Green, President, Chief Executive Officer and Director (3)	2023	0	0	0		0	0	0	0
	2022	0	0	0	0	0	0	0	0
Abbas Raza, Chief Executive Officer of WorldCALL Public	2023	28,728	0	0	0	0	0	0	28,728
	2022	0	0	0	0	0	0	0	0

Shahzad Saleem, Chief Financial Officer of WorldCALL Public	2023	24,823	0	0	0	0	0	0	24,823
	2022	0	0	0	0	0	0	0	0

Anser Iqbal, Chief Financial Officer of Worldcall Private	2023	2,249	0	0	0	0	0	0	2,249
	2022	5,289	0	0	0	0	0	0	5,289

(1)

In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

Exchange Rate: December 31, 2022 USD equals Rs. 226.9 Exchange Rate: December 31, 2023 USD equals Rs. 282.4

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2023 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dana Green	200,000	800,000	(1)	$0.0001	12/15/2028	—	$—

(1)	Vest at the rate of 200,000 options each year on January 1st.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2023. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($) (1) (2)(3)	All Other Compensation ($)	Total ($)
Charles J Bartolotta	$—	$—	$—	$—
James A Gibbons	$—	$—	$—	$—
Mehmet Ulema	$—	$—	$—	$—
Mehdi Mohammed Jawad Abdullah Al Abduwani (2)	$—	$50	$—	$50
David Julian Fox (2)	$—	$50	$—	$50

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation, Stock Awards, Bonus, or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)

In 2023, we awarded options to purchase 500,000 shares of Common Stock which vest over a period of 5 years (1/5th per year) to Mehdi Mohammed Jawad Abdullah Al Abduwani and David Julian Fox, our directors for services rendered. We valued these options at $.0001 per option for an aggregate of $50.

(3)	The aggregate number of unvested options held by each non-employee director listed above as of December 31, 2023 was as follows:

Name	Unvested Options (#)
Charles J. Bartolotta	800,000
James A. Gibbons	800,000
Mehmet Ulema	800,000
Al Abduwani Mehdi Mohammad Jawad Abdullah	800,000
David Julian Fox	800,000

No specific board compensation policy has been adopted to date, however, we expect that our non-executive directors will be granted equity compensation and paid cash, from time to time, for their services on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of April 16, 2024, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company, and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3550 Barron Way Suite 13a, Reno, Nevada, USA.

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Named Executive Officers and Directors
Common Stock	Dana Green, Chief Executive Officer, President and Director(2)	9,258,752	(3)	6.9%
Common Stock	Charles J. Bartolotta, Director	400,000	(3)	* %
Common Stock	James A. Gibbons, Director(4)	400,000	(3)	* %
Common Stock	Mehmet Ulema, Director	400,000	(3)	* %
Common Stock	Al Abduwani Mehdi Mohammad Jawad Abdullah, Director	400,000	(3)	* %
Common Stock	David Julian Fox, Director	400,000	(3)	* %
Common Stock	Abbas Raza, Chief Executive Officer of WorldCALL Public	—		—%
Common Stock	Shahzad Saleem, Chief Financial Officer of WorldCALL Public	—		—%
Common Stock	Anser Iqbal, Chief Financial Officer of Worldcall Private	—		—%

Common Stock	All Named Executive Officers and Directors as a Group (9Persons)	11,658,752		8.2%
Greater than 5% Stockholders
Common Stock	Babar Ali Syed(4)	88,463,156		63.3%
Common Stock	Muhammed Azhar(4) Saeed	28,445,122		20.4%
Common Stock	Rhonda L Ahmad(5)	9,219,860		6.7%

* Less than 1%.

(1)	Based upon 139,763,391 common shares outstanding, as of April 16, 2024.
(2)	Represents 38,892 shares of our Common Stock held directly by Dana Green and 9,219,860 shares held by Entrada Enterprises LLC, a limited liability company controlled by Dana Green.
(3)	Includes options to purchase 400,000 shares of common stock with an exercise price of $0.0001 per share.
(4)

The business address for Babar Ali Syed and Muhammed Azhar Saeed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.  These shareholders have common control on each entity WHI and its subsidiaries on the date of   reorganization of the Company.

(5)	Includes 9,219,860 shares held by Rhonda Ahmad Irrevocable Trust, an entity controlled by Rhonda Ahmad. Address: 13495 S Hills Dr, Reno, Nevada 89511.

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

Item 15. Exhibits and Financial Statements

(a) Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation dated December 12, 2017		10-12G/A	3.1	01/11/2023	000-56482
3.2	Amendment to Articles of Incorporation dated July 01, 2018		10-12G/A	3.2	01/11/2023	000-56482
3.3	Amendment to Articles of Incorporation dated August 27, 2020		10-12G/A	3.3	01/11/2023	000-56482
3.4	Articles of Merger dated March 02, 2022		10-12G/A	3.4	01/11/2023	000-56482
3.5	Amendment to Articles of Incorporation dated March 23, 2022		10-12G/A	3.5	01/11/2023	000-56482
3.6	By-Laws		10-12G/A	3.6	01/11/2023	000-56482
4.1*	Description of the Registrant’s Securities	X
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2022		10-12G/A	10.1	01/11/2023	000-56482
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022		10-12G/A	10.1A	01/11/2023	000-56482
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022		10-12G/A	10.1B	01/11/2023	000-56482
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023		10-K/A	10.1C	04/11/2023	000-56482
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.		10-K/A	10.1D	09/11/2023	000-56482
10.1(e)	Amendment to Plan and Agreement of Reorganization between Elko Broadband Inc. and Worldcall Holdings Inc. dated December 19, 2023.		8-K	10.1(e)	12/19/2023	000-56482
10.1(f)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Woldcall Holdings Inc. dated March 29, 2024.		8-K	10.1(f)	03/29/2024	000-56482
10.2	Employment Agreement between WorldCALL Public and Babar Ali Syed		10-12G/A	10.2	01/11/2023	000-56482
10.3	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed		10-12G/A	10.3	01/11/2023	000-56482
10.4	Employment Agreement between WorldCALL Public and Mansoor Ali		10-12G/A	10.4	01/11/2023	000-56482
10.5	Lease agreement between Company and Satview Broadband Limited dated June 01, 2022		10-12G/A	10.5	01/11/2023	000-56482
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021		10-12G/A	10.6	01/11/2023	000-56482
10.7	Lease Agreement between WorldCALL Public and WorldCALL Private dated February 01, 2022		10-12G/A	10.7	01/11/2023	000-56482
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021		10-12G/A	10.8	01/11/2023	000-56482
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005		10-12G/A	10.9	01/11/2023	000-56482
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006		10-12G/A	10.10	01/11/2023	000-56482
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007		10-12G/A	10.11	01/11/2023	000-56482
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007		10-12G/A	10.12	01/11/2023	000-56482
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008		10-12G/A	10.13	01/11/2023	000-56482
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019		10-12G/A	10.14	01/11/2023	000-56482
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11, 2018		10-12G/A	10.16	01/11/2023	000-56482
10.16	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020		10-12G/A	10.17	01/11/2023	000-56482
10.17	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013		10-K/A	10.18	09/11/2023
21.1	Subsidiaries of the Registrant		10-12G/A	21	01/11/2023	000-56482
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	X
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Filed herewith.

** Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: June 28, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director

Dated: June 28, 2024	By:	/s/Charles J. Bartolotta
Charles J. Bartolotta
Director

Dated: June 28, 2024	By:	/s/ James A. Gibbons
James A. Gibbons
Director

Dated: _____________, 2024	By:
Mehmet Ulema
Director

Dated: June 28, 2024	By:	/s/ Mehdi Mohamed Jawad Abdullah Al Abduwani
Mehdi Mohamed Jawad Abdullah Al Abduwani
Director

Dated: June 28, 2024	By:	/s/ David Julian Fox
David Julian Fox
Director

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

If trading of shares of the common stock of GTC on OTC Markets is not commenced by June 30, 2024, or such later date as is agreed by WHI stockholders and EBI in writing, then such non-commencement of trading shall forthwith entitle the WHI stockholders to cancel, reverse and unwind the Overall Transaction, in consequence, whereof the 117,299,473 shares of GTC, representing eighty-five percent (85%) of the voting power in GTC, that are held by the WHI Stockholders shall be returned to the EBI Shareholders, and all of the WorldCall Services Limited shares and the Ferret Consulting shares that are then held by GTC shall be returned to the WHI Stockholders, at no further cost to either side involved. On March 29, 2024 Merger and Reorganization Agreement was amended for extension in trading date specifically to June 30, 2024. On March 29, 2024 we entered in Amendment No. 7 to the agreement to extend till June 30, 2024.

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

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 282.4 and Rs.226.9 as on December 31, 2023 and 2022, respectively.

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

Bank Islami Limited: 'This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as on 12th Feb 2021. Principal repayable in 29 installments started from Feb 2022 till May 2026. Interest to be accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the year on the outstanding balance ranged from 15.87% to 17% (2022: 7.65% to 15.87%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for USD 3.12 million with 25% margin, pledge of various listed securities of the Company having carrying value USD 0.13 Million and along with Mortgage over the Company's Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

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

Standard Chartered Bank: 'This represents balance transferred from short term borrowings (Note no 13) as a result of settlement agreement from short-term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective interest rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of Pakistan). The mark up charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for USD 1.13 million.

16. LICENSE FEE PAYABLE

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

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

WHI and its subsidiaries ("The Group") has a dispute of USD 0.26 million (2022: USD 0.32 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2022: USD 0.21 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits ("DPLC") and other media charges amounting to USD 1.18 million (2022: USD 1.47 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in Company's favor as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

'PTA has raised demand amounting to USD 0.06 million on account of BTS registration and microwave charges for the year 2007 till 2014. The Company challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeal were that these charges are ultra vires to the act and license. Therefore PTA had ordered for further proceeding and the appeal was withdrawn accordingly.

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

'PTA had demanded an amount of USD 1.24 million in respect of fine and loss of USD 1.84 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Company, however, PTA went into appeal before the honourable Supreme Court of Pakistan. The honourable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019 which is pending adjudication. The Company has not received any notice in this regard. The Company's management feels that there are strong grounds to defend the Company's stance, hence, no provision has been made in these financial statements.

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

'A demand of USD 3.75 million (including default surcharge of USD 1.15 million) was raised against the Company under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Company's favor, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Company before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to USD 3.38 million (including default surcharge of USD 1.09 million). Such reassessment order was assailed by the Company in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 for favorable outcome. The Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

The conversion option is not exercisable by the holder at any time until the mandatory conversion date. Initially, CPS were to be mandatorily converted to ordinary shares upon culmination of 5th anniversary, later mandatory conversion date is extended till December 31, 2024. For this reason, they were not included in the calculation of WTL on a fully diluted basis.  As such, we have substantive control of more than 50% of the voting interest in WTL as of the date of merger. Subsequently we acquired the remaining 52,500 CPS of WTL from Oman Telecommunication Company on May 26, 2023. CPS shall be converted at the conversion ratio defined in the agreement at 10% discount on share price after first anniversary and thereby increased by 10% additional discount for each completed year of anniversary.

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

