Form 10-Q
period 2024-06-30
GlobalTech Corp
filed 2024-08-14
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,763,391 of Common Stock as of August 12, 2024.

We are a controlled company as 63.30% of our issued and outstanding shares are held by Babar Ali Syed.

GLOBALTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$439,519	$908,097
Restricted cash	2,558,235	2,353,442
Accounts receivable – net	3,964,070	4,045,485
Short term investments	975,828	149,427
Prepayments	30,011	11,448
Stores and spares	861,252	859,271
Loans and advances	4,265,991	4,213,468
Other receivables	2,907,927	2,120,283
Total current assets	16,002,832	14,660,921
Property, plant and equipment	17,565,455	17,904,180
Operating lease right-of-use assets	478,412	503,701
Intangible assets – net	10,923,655	11,575,524
Long term loans and other assets	1,413,424	4,253,358
Deferred tax asset	8,504,530	8,389,438
TOTAL ASSETS	$54,888,308	$57,287,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$26,654,651	$26,383,588
Current portion of non-current liabilities	6,610,283	5,968,424
Accrued interest	3,155,938	2,706,788
Short term borrowings	1,117,018	1,507,307
Provision for taxation – net	1,186,622	1,161,384
Total current liabilities	38,714,513	37,727,491
Term finance certificates	1,556,761	2,119,667
Long term financing – secured	1,431,212	1,329,890
Long term deposits and payable	1,407,701	1,873,896
License fee payable	163,246	161,165
Operating lease liability	643,533	689,416
Other payables	1,412,282	1,159,342
Total non- current liabilities	6,614,735	7,333,376
TOTAL LIABILITIES	$45,329,247	$45,060,867
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Preferred shares	-	-
Dividend on preferred shares	-	-
Common stock, $0.0001 par value - authorized 500,000,000 shares at June 30, 2024 and December 31, 2023 and issued 139,763,391 and 139,763,391 shares at June 30, 2024 and December 31, 2023	13,976	13,976
Accumulated other comprehensive loss	(1,769,949)	(1,761,998)
Accumulated deficit	(37,948,315)	(36,484,513)
Shareholders’ Equity Attributable to the Parent Company	(39,704,288)	(38,232,535)
Non-Controlling interest	49,263,354	50,458,789
TOTAL SHAREHOLDERS’ EQUITY	9,559,067	12,226,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,888,308	$57,287,121

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	2024	2023	2024	2023
NET REVENUE	$4,562,706	$2,817,665	$8,264,964	$5,286,038
Direct operating costs	(4,149,932)	(2,642,855)	(7,732,091)	(4,781,677)
Other operating costs	(526,292)	(591,510)	(1,012,300)	(1,072,650)
Depreciation and amortization	(710,065)	(696,730)	(1,488,433)	(1,403,906)
Other expenses	(97,905)	(948,190)	(101,700)	(4,023,009)
OPERATING LOSS	(921,489)	(2,061,620)	(2,069,562)	(5,995,204)
OTHER:
Other income – net	232,732	3,066,730	498,383	3,082,282
Finance cost	(492,661)	(484,379)	(985,951)	(909,474)
(LOSS)/ INCOME BEFORE TAXATION	(1,181,418)	520,731	(2,557,130)	(3,822,396)
Taxation	(50,200)	(41,624)	(95,646)	(80,732)
NET (LOSS)/INCOME	$(1,231,618)	$479,107	$(2,652,776)	$(3,903,128)
NET (LOSS)/INCOME ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(684,580)	264,467	(1,463,802)	(2,154,526)
Non - controlling interest (NCI)	(547,038)	214,640	(1,188,974)	(1,748,601)
Net loss attributable to parent	(1,231,618)	479,107	(2,652,776)	(3,903,128)

Net (loss)/earning per common share: basic and diluted	$(0.005)	$0.002	$(0.010)	$(0.015)
Weighted-average common shares used to compute basic and diluted loss per share	139,763,391	139,763,391	139,763,391	139,763,391

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	2024	2023	2024	2023
NET (LOSS)/INCOME	$(1,231,619)	$479,107	$(2,652,776)	$(3,903,128)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	12,659	(27,062)	10,968	(526,495)
Foreign currency translation adjustment	8,420	(237,892)	(25,384)	2,675,703
Other Comprehensive income (loss) - net of tax	21,079	(264,954)	(14,416)	2,149,208

COMPREHENSIVE ( LOSS)/ INCOME	(1,210,540)	214,153	(2,667,192)	(1,753,920)

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(673,013)	$118,213	$(1,471,757)	$(968,164)
Non - controlling interest (NCI)	(537,527)	95,941	(1,195,435)	(785,756)
Comprehensive (Loss)/income attributable to GLOBALTECH	(1,210,540)	214,153	(2,667,192)	(1,753,920)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,652,776)	$(3,903,128)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,488,433	1,403,906
Interest accretion on liabilities	907,487	800,140
Post employment benefits	93,111	11,576
Income on deposits, advances and savings accounts	(222,669)	(313,290)
Changes in operating assets and liabilities:
Stores and spares	(1,981)	235,771
Trade debts	81,416	(1,346,456)
Loans and advances	(52,523)	86,178
Short term investment	-	54,611
Prepayments	(18,562)	1,293
Other receivables	(787,644)	(165,234)
Trade and other payables	271,064	(3,110,942)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(466,194)	(617,082)
Other payables	252,940	(1,277,353)
Long term loans and other assets	2,839,934	(1,547,615)
Post employment benefits paid	(19,121)	(10,891)
Income on deposit and savings accounts	222,669	313,290
Lease rental payments	(70,194)	(62,337)
Finance cost paid	(319,318)	(281,941)
Income tax paid	(92,383)	(56,983)
Net cash generated from/(used in) operating activities	1,451,915	(5,770,872)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal (Payment on purchase) of property and equipment – net	(88,094)	(17,074)

Net cash used in investing activities	(88,094)	(17,074)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term financing	(228,456)	(67,237)
Net cash used in financing activities	(228,456)	(67,237)
Net increase/(decrease) in Cash and Cash Equivalents	1,135,365	(5,855,183)
Cash and Restricted Cash at the beginning of the Period	2,862,972	3,120,573
Exchange effect	(1,000,582)	5,597,584
Cash and Restricted Cash at the End of the Period	$2,997,754	$2,862,973
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(92,383)	$(56,983)
Interest	$(319,318)	$(281,941)

The annexed notes form an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

			Dividend			Accumulated Other Comprehensive Income
			on			Additional	Other				Non-
	Preferred Stock		Preferred	Common Share		Paid in	Comprehensive	Translation		Accumulated	Controlling
Description	Shares	Amount	Stocks	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Interest	Total

Balance as of January 01, 2023	52,500	2,978,090	1,085,625	139,763,391	13,976	-	(1,873,824)	$1,104,465	(769,359)	(35,079,562)	50,112,161	18,340,931
Net loss attributable for the three months ended June 30,2023	-	-	-	-	-	-	-	-	-	(2,334,198)	(1,568,929)	(3,903,127)
Other comprehensive loss for the three months ended June 30,2023	-	-	-	-	-	-	(326,040)	1,569,446	1,270,405	-	878,803	(2,149,208)
Total comprehensive loss for the three months ended June 30,2023	-	-	-	-	-	-	(326,040)	1,569,446	1,270,405	(2,334,198)	(690,126)	(1,753,920)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-		-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Translation and other adjustments for the six months ended June 30,2023											423,300	423,300
Balance as at June 30, 2023	-			139,763,391	13,976		(2,199,864)	496,377	(1,703,488)	(34,254,138)	52,953,962	17,010,312

Balance as at January 01, 2024				139,763,391	13,976		(1,866,623)	104,625	(1,761,998)	(36,484,513)	50,458,787	12,226,254
Net loss attributable for the six months ended June 30,2024				-	-		-	-	-	(1,463,802)	(1,188,974)	(2,652,776)
Other comprehensive loss for the Six months ended June 30,2024	-	-	-	-	-		5,838	(13,789)	(7,951)	-	(6,459)	(14,410)
Total comprehensive income for the six months ended June 30,2024				-	-		5,838	(13,789)	(7,951)	(1,463,802)	(1,195,433)	(2,667,186)
Translation and other adjustments	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30,2024				139,763,391	13,976		(1,860,785)	90,836	(1,769,949)	(37,948,315)	49,263,354	9,559,067

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

			Dividend				Accumulated Other Comprehensive Income
			on			Additional	Other				Non-
	Preferred Stock		Preferred	Common Share		Paid in	Comprehensive	Translation		Accumulated	Controlling
Description	Shares	Amount	Stocks	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Interest	Total

Balance as of April 01, 2023	52,500	2,978,090	1,085,625	139,763,391	13,976	-	(2,169,988)	$2,832,227	662,238	(37,678,228)	49,734,456	16,796,159
Net profit attributable for the three months ended June 30,2023	-	-	-	-	-	-	-	-	-	264,467	214,640	479,107
Other comprehensive loss for the three months ended June 30,2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	-	(103,761)	(264,954)
Total comprehensive income for the three months ended June 30,2023	-	-	-	-	-	-	(29,876)	(131,316)	(161,193)	264,467	110,879	214,154
Transfer of CPS Shares	-	-	-	-	-	-	-	-	-	-	-	-
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-		-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
Balance as at June 30, 2023	-	-	-	139,763,391	13,976		(2,199,864)	496,377	(1,703,488)	(34,254,138)	52,953,962	17,010,312

Balance as at April 01, 2024				139,763,391	13,976		1,867,553)	86,033	(1,781,520)	(37,263,734)	49,800,876	10,769,599
Net loss attributable for the three months ended June 30,2024				-	-		-	-	-	(684,580)	(547,037)	(1,231,618)
Other comprehensive income for the three months ended June 30,2024	-	-	-	-	-		6,768	4,803	11,571	-	9,508	21,079
Total comprehensive loss for the three months ended June 30,2024				-	-		6,768	4,585	11,567	(684,580)	(537,525)	(1,210,540)
Translation and other adjustments	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30,2024				139,763,391	13,976		(1,860,785)	90,836	(1,769,949)	(37,948,315)	49,263,354	9,559,067

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS ON AND FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (“The Company”) is a Nevada Corporation, incorporated with name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in note 1.1.1. GlobalTech Corporation is a broadband company and provides broadband services.

1.1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all assets, properties and business and goodwill of WHI, were exchanged for 117,299,473 shares of common stocks of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022 EBI changed its name to GlobalTech Corporation

The transaction has been consummated and trading over the counter (OTC) has commenced on April 24, 2024.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company - owned, directly and indirectly through associates in aggregate 55.2% of shares and control in WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 01, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and establishing, maintaining and operating the licensed telephony services. The Company and its subsidiaries (the “Group”) has been licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office cum principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

1.2.2. WorldCall Services (Pvt) Limited

WorldCall Services (Private) Limited (“WSL”), a wholly owned subsidiary of the Company, was incorporated on October 05, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now Companies Act 2017. The objects of WSL include, but are not limited to carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on 24 Aug 2016 and commenced operations thereon. The objects of the Company include management consultancy and technology services.

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

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation — The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL and Rout 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K/A.

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

We derive revenue from six primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, and (6) Advertisement Services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when we satisfy a performance obligation.

Payment of invoices is due as specified in the underlying customer agreement, typically advance payments to 30 days from the invoice date, which occurs on the date of transfer of control of the services to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component. The Company’s revenue arrangements generally do not include a general right of refund for services provided.

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to client, annual Pakistan Telecommunication Authority (PTA) fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred.

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

Fair Value Measurements — ASC 820, Fair Value Measurement, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company follows a fair value measurement hierarchy to measure financial instruments. The fair value of the Company’s financial instruments is measured using inputs from the six levels of the fair value hierarchy as follows:

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the six months ended June 30, 2024 and 2023.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 278.8 and Rs.282.4 as on June 30, 2024 and December 31, 2023, respectively.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) fair value of identifiable tangible and intangible assets, including determination of expected useful life, and (5) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

3. ACQUISITIONS

	Ferret	WSL
Date of acquisition(s)	30-Nov-2021	30-Nov -2021
Property and equipment	-	30,983
Long term loans	16,576,630	2,987,911
Long term investments	5,849,298	5,197,957
Receivable from associates	-	7,216,311
Trade and other receivables	59,581	411,002
Short term investment	4,875,764	10,679
Cash and bank balances	375,600	20,753
Total assets	27,736,873	15,875,596
Long term loans	-	(6,163,627)
Loan from directors	-	(1,873,446)
long term payables	(1,613,556)	(4,814,974)
Short term borrowings	(47,993)	(2,113,637)
Accrued interest	(84,972)	(1,897,713)
Trade and other payables	(1,348)	(15,787)
Provision for taxation	-	(9,645)
Total liabilities	(1,747,869)	(16,888,829)
Net assets	$25,989,004	$(1,013,233)

As of November 30, 2021, WHI entered into its 100,000 shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i) all of the issued and outstanding capital stock of Ferret, and (ii) all of the Ferret assets and liabilities that were used in the business.

As of November 30, 2021, WHI entered into its 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in the business.

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

4. CASH AND BANK

	June 30, 2024	December 31, 2023
	(Unaudited)
Cash at bank
Current accounts	$405,328	$844,553
Savings accounts	22,184	16,822
	427,512	861,374
Cash in hand	12,007	9,540
Pay orders in hand	-	37,183
	$439,519	$908,097

5. RESTRICTED CASH

	June 30, 2024	December 31, 2023
	(Unaudited)
Deposit in escrow account	$2,330,520	$2,157,829
Margin and other deposits	227,715	195,613
	$2,558,235	$2,353,442

Deposits in escrow account:  It represents the balance in the Company’s saving account maintained with a bank under an escrow arrangement. This account was established in 2012 in accordance with the International Clearing House (ICH) Policy directive issued by Ministry of Information and Technology (MoIT) for settlement of disputed Access Promotion Charges (APC). Certain portion of the Company revenue proceeds were deposited in this account; Policy Directive was withdrawn later on but the settlement of the amount available in escrow account is yet to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,736 (2023: $70,822) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	June 30, 2024	December 31, 2023
	(Unaudited)
Considered good – unsecured	$3,964,070	$4,045,485
Considered doubtful – unsecured	2,314,316	2,314,316
	6,278,386	6,359,801
Less: Provision for expected credit loss	(2,314,316)	(2,314,316)
	$3,964,070	$4,045,485

Provision for expected credit losses has been approximately $ nil and $139,557 for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2024	December 31, 2023
	(Unaudited)
Operating fixed assets	$17,502,149	$17,841,680
Capital work-in-progress	63,306	62,500
	$17,565,455	$17,904,180
Operating fixed assets
Building on freehold land	$349,713	$345,255
Freehold land	188,702	186,296
Leasehold improvements	698,996	684,392
Plant and equipment	29,705,454	29,259,913
Office equipment	380,887	374,796
Vehicles	110,032	108,629
Computers	656,740	640,470
Furniture and fixtures	140,657	133,581
Laboratory and other equipment	77,061	76,078
	32,308,242	31,809,410
Less: Accumulated depreciation	(14,806,093)	(13,967,730)
	$17,502,149	$17,841,680

Useful life of operating fixed assets is ranging between 5 years to over 20 years. There have not been significant additions and disposals have been made during the six months ended June 30, 2024 and December 31, 2023. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

7.1.1. Details of additions for the six months ended June 30, 2024 and the year ended December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Leasehold improvements	$5,768	$36,222
Plant and equipment	67,722	67,273
Office equipment	$1,252	$6,152
Furniture and Fixtures	5,352	9,255
Computers	$8,000	$13,085
	88,094	131,987

 7.1.2. Details of disposals for six months ended June 30, 2024 and year ended December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Plant and equipment	$-	$1,774
Total	$-	$1,774

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Six Months Ended
	June 30,
	2024	2023
Operating lease cost	$280,656	$158,802
Short term lease cost	8,263	10,136
	$288,919	$168,938

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$478,412	$503,701

Current operating lease liabilities	237,475	199,044
Non-Current operating lease liabilities	643,533	689,416
	$881,008	$888,460

Operating leases
ROU Assets	503,701	707,991
Asset lease expense	(25,555)	(82,467)
Foreign exchange loss	266	(121,824)
ROU Assets – net	$478,412	$503,701

Weighted average remaining lease term (in years):
Operating leases	6.46	7.09
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended
	June, 30
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,194	$62,337

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2024 (Six months)	$75,681
2025	161,393
2026	174,711
2027	179,432
2028	166,090
Thereafter	569,666
Total lease payments	$1,326,973
Less: imputed interest	$(445,965)
Total lease obligations	$881,008
Less: current obligations	$237,475
Long-term lease obligations	$643,533

9. INTANGIBLE ASSETS – NET

	June 30, 2024	December 31, 2023
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,499,686	18,231,794
Software	63,133	63,133
	23,228,867	22,960,975
Less: Accumulated amortization - net	(12,305,212)	(11,397,858)
	$10,923,655	$11,575,524

Useful life of intangible assets is ranging between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

As of June 30, 2024, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2024 (Six months)	723,081
2025	999,843
2026	831,020
2027	812,812
2028	812,812
Thereafter	6,744,087
$10,923,655

10. TRADE AND OTHER PAYABLES

	June 31, 2024	December 31, 2023
	(Unaudited)
Trade creditors	$14,868,787	$11,416,441
Accrued and other liabilities	1,475,530	4,788,780
Payable to PTA against APC charges	6,334,971	6,254,214
Payable against long term investment	157,819	155,807
Contract liabilities	3,163,497	3,157,741
Withholding taxes payable	270,931	207,525
Sales tax payable	257,090	278,661
Security deposits	126,026	124,419
	$26,654,651	$26,383,588

Trade creditors include payable to PTA amounting to $2.145 and $2.039 million as on June 30, 2024 and December 31, 2023. Out of this $1.932 million (2023: $1.878 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.61 million and $0.66 million as on June 30, 2024 and December 31, 2023, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Term finance certificates	$3,230,778	$2,764,678
Interest payable on term finance certificates	1,830,046	1,602,319
Long term financing	1,311,984	1,404,097
Lease liabilities	237,475	197,330
	$6,610,283	$5,968,424

Details of the current portion of non-current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	June 30, 2024	December 31, 2023
	(Unaudited)
Short term borrowings	$310,532	$383,357
Term finance certificates	2,845,406	2,323,431
	$3,155,938	$2,706,788

13. SHORT TERM BORROWINGS

	June 30, 2024	December 31, 2023
	(Unaudited)
Repurchase agreement borrowings	$807,030	1,210,003
Line of credit facility – others	299,988	297,304
	$1,107,018	$1,507,307

Line of credit facility – commercial banks:

During the year ended 31 December 2022, the Company restructured one of its line of credit facilities with Askari Bank Limited amounting to $1.37 million which is transferred to long term financing due to restructuring for detail refer Note 15. During the year 2023, the Company restructured its running finance facility with Standard Chartered Bank Limited amounting to $ 0.12 million, which is transferred to long term finance facility. For detail refer to Note 15

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to USD 0.54 million against 100 million shares of WTL and from Hamdard Laboratories amounting USD 0.27 million against 50 million shares of WTL for the purpose of working capital requirements and/or to meet other business obligations. The facility carries interest at rate of 30.00%. The market value of securities given as collateral against these borrowings is given in note.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	June 30, 2024	December 31, 2023
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from related party *	210,486	207,802
	$299,988	$297,304

* Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) against short term borrowings, which is due to payments made by AMB on behalf of the Company.

Loan from third parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detailed below.

	June 30, 2024	December 31, 2023
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

14. TERM FINANCE CERTIFICATES (TFCs)

	June 30, 2024	December 31, 2023
	(Unaudited)
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,230,778)	(2,764,678)
	4,227,972	4,694,072
Add: Deferred interest	526,947	678,063
Exchange adjustment	(3,198,158)	(3,252,468)
Closing balance	$1,556,761	$2,119,667

Term finance certificates (TFCs) have a face value of $17.95 per certificate. These TFCs carry interest at the rate of six months average KIBOR plus 1.0% per annum (2023: six-month average KIBOR plus 1.0% per annum), payable quarterly. The interest rate charged during the six months ended June 30, 2024, on the outstanding balance ranged from 22.45% to 24.08% (2023: 17.10% to 24.08%) per annum.

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

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million shares of WorldCall Services (Pvt) Limited were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly installments of June 2019 to June 2024 amounting to USD 2.21 million against principal and USD 3.40 million against accrued interest. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of due instalments, Trustee enforced the letter of pledge in 2021 and called 128.2 million shares from sponsors account out of which 13.6 million shares were sold for $ 0.16 million in 2021 ($ 0.1 million settled against principal and $ 0.06 million against accrued interest) and 50.38 million shares were sold for $ 0.41 million in 2022 ($ 0.25 million settled against principal and $ 0.15 million against accrued interest).

These TFCs are secured against first pair passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	June 30, 2024	December 31, 2023
	(Unaudited)
Allied Bank Limited	129,118	$110,057
Bank Islami Limited	239,143	251,073
Askari Bank Limited	1,024,957	921,062
Standard Chartered Bank Limited	37,995	47,698
	$1,431,212	$1,329,890

Allied Bank Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 22.31% to 22.84% (2023: 17.85% to 23.76%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.92 million and right to set off on collection account.

Bank Islami Limited: This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as on 12th Feb 2021. Principal will be repaid in 29 installments starting from Feb 2022 till May 2026. Interest will be accrued and will be serviced in 24 monthly installments, starting from June 01, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the period on the outstanding balance at 17% (2023: 15.87% to 17%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for USD 3.16 million with 25% margin, pledge of various listed securities of the Company having carrying value USD 0.14 Million and along with Mortgage over the Company's Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

 'Subsequently in June 2023 the Bank approved the Company's restructuring request as a result of which overall repayment tenure was extended by 01 year and 06 months i.e. principal repayment will end in November 2025 instead of May 2024 and Interest repayment will end in November 2027 instead of May 2026. As of the reporting date all overdue amounts have been settled.

Last year, period for repayment of principal and deferred interest was extended and according to revised terms both will be repaid till 1st Nov 2027.

Askari Bank Limited: This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 installments starting from Nov 2022 till Oct 2026. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 36 monthly installments, starting from Nov 2024. Effective interest rate applicable will be 1MK - 2% (Floor 10%). The interest charged during the period on the outstanding balance ranged from 20.1% to 20.34% (2023: 14.4% to 21.14%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh, Pakistan.

As of reporting date the bank has approved restructuring of installments provided total tenor of the facility remains unchanged.

The Company used post tax weighted average borrowing rate for amortization of deferred interests

Standard Chartered Bank Limited: 'This represents balance transferred from short term borrowings as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective interest rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by state bank of Pakistan). The interest charged during the period on the outstanding balance @ 4.25%. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for USD 1.15 million.

16. LICENSE FEE PAYABLE

	June 30, 2024	December 31, 2023
	(Unaudited)
License fee payable	$163,246	$161,165
	$163,246	$161,165

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

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full till 2024.  Through said decision PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company, The WLL License provides for such eventuality that when frequency spectrum is withdrawn ,the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

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

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation and its subsidiaries (the “Group”) have a dispute of approximately $0.26 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.20 million (2023: $1.18 million) on account of difference in rates, distances, and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in the Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

GlobalTech Corporation and its subsidiaries (the “Group”) have filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016 in which it has sought restraining order against PTA demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $19.01 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.33 million along with default surcharge thereon amounting to approximately $5.93 million as of July 31, 2016, vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to approximately $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

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

The Group maintains that PTA has allegedly issued an arbitrary order for recovery of annual radio frequency spectrum fee for the year ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges amounting in total to approximately $0.19 million. The Group has assailed the order before Honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision afresh. In another suit filed by the Company before Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law has been resolved by the Honorable High Court on March 21, 2018 and it was held that PTA’s decision was appealable before PTA. Same was also upheld by the Honorable Supreme Court on May 17, 2018. The management has filed appeals before PTA and the appeal was decided against the Group. Subsequent to year end appeal against PTA’s order has been filled before the next judicial forum on January 12, 2021. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.73 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

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

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount approximately of $9.50 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.72 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management the ISF for 3.5 GHz and 479 MHz is already fully paid till 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450 MHz frequency spectrum be reduced on pro-rata after withdrawal. Corresponding assets has also been retired. For detail refer note 17.

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

PTA had demanded an amount of approximately $1.26 million in respect of fine and loss of approximately $1.91 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA.

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

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.86 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

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

Other matters

One of the Group’s vendors has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million however the claim is inflated to $0.82 million on frivolous basis. The Group denies the claim and is hopeful for positive outcome. The management is of the view that it is unlikely that any claim of said vendor will materialize.

One of the Group’s vendors has filed petition on November 21, 2014 before LHC. The vendor has claim of approximately $0.78 million receivable from the Group. Further details of the litigations have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group has filed a counter petition during the year 2015 claiming approximately $1.13 million under the same contract against which the vendor has claimed its dues. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s vendors and its allied international identities (referred to as vendors) filed winding up petition dated October 16, 2017, before LHC and claim of approximately $0.24 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The vendors have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group has already filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before Civil Court, Lahore for recovery of $5.39 million for causing damage to the Group for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

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

 18. NET REVENUE

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Telecom services	$4,075,723	$2,631,567	7,553,108	4,470,428
Broadband services	496,926	189,985	730,927	558,844
Other services	3,428	13,684	11,037	22,040
Gross Revenue	4,579,145	2,835,237	8,295,072	5,321,311
Less: Discounts	(316)	(448)	(1,009)	(1,027)
Less: Sales tax	(13,022)	(17,123)	(29,099)	(34,247)
Total Revenue	$4,562,706	$2,817,665	8,264,964	5,286,038

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

The following table represents a disaggregation of revenue for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Telecom Services:
International termination services	4,075,723	2,631,567	7,553,108	4,740,428
	$4,075,723	$2,631,567	7,553,108	4,740,428
Broadband Services:
Cable TV and internet services	110,623	134,919	226,086	269,010
Metro fiber solutions	361,676	97,588	441,112	198,218
Capacity sale services	24,627	(42,721)	63,729	91,416
	$496,926	$558,644	730,927	558,644

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

Deferred revenue was $35,020 as on June 30, 2024, and $31,131 as on December 31, 2023.

19. DIRECT OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interconnect, settlement and other charges	$3,758,272	$2,286,353	$6,994,460	$4,023,136
Salaries, wages and benefits	128,503	117,894	256,179	244,591
Bandwidth and other PTCL charges	68,137	62,644	125,919	123,677
Power consumption and rent	53,943	55,892	106,289	105,798
Network maintenance and insurance	35,273	(36,605)	68,817	45,767
PTA fees	8,346	9,231	13,494	23,556
Cable license fee	16,179	16,195	34,738	26,054
Annual spectrum fee	14,955	16,123	29,836	32,440
Fees and subscriptions	614	1,598	1,528	3,214
Content cost	44,295	67,875	53,921	150,533
Security services	4,149,934	2,642,855	7,732,091	4,781,677
Others	3,758,272	2,286,353	6,994,460	4,023,136
	$128,503	$117,894	$256,179	$244,591

20. FINANCE COST

	Three Months Ended June 30,		Six Months Ended June- 30
	2024	2023	2024	2023
Unwinding of discount on liabilities	$47,547	$53,452	78,464	109,335
Interest on term finance certificates	238,513	254,052	490,803	457,798
Interest on long term loan	114,043	129,085	230,700	257,877
Interest on short term borrowings	60,049	12,988	120,449	12,988
Finance charges on lease liabilities	26,339	29,458	52,880	59,650
Bank charges and commission	6,169	5,344	12,653	11,826
	$492,661	$484,378	985,951	909,474

 21. TAXATION

The provision (benefit) for income taxes for the six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current provision
For the period	$50,200	$41,624	95,646	80,732
Prior periods	-	-	-	-
Total current provision	50,200	41,624	95,646	80,732
Deferred provision	-	-	-	-
Total provision	$50,200	$41,624	95,646	80,732

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current provision
Federal	$-	-	-	-
State	-	-	-	-
Foreign	50,200	41,624	95,646	80,732
Total current provision	50,200	41,624	95,646	80,732
Deferred	$-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
Total provision	50,200	41,624	95,646	80,732

The components of the Company’s deferred income taxes as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	Unaudited
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$12,093,486	$11,939,320
Provision for doubtful debts	3,269,957	3,228,272
Post employment benefits	212,880	209,936
Provision for stores and spares & stock-in-trade	4,207	4,154
Provision for doubtful advances and other receivables	282,203	278,605
	15,862,733	15,660,287
Liability for deferred taxation comprising temporary differences on other liabilities	(7,358,203)	(7,270,849)

Deferred tax asset	$8,504,530	$8,389,438

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Worldcall Business Solutions (Private) Limited Expenses borne on behalf of associate	$10,194	$14,411	$10,194	$24,605
Worldcall Business Solutions (Private) Limited Interest charges	$21,536	$42,557	$42,868	$54,313
Worldcall Cable (Private) Limited Interest charges	$492	$507	$981	$1,278
ACME Telecom (Private) Limited Interest charges	$14	$14	$14	$18
Worldcall Ride Hail (Private) Limited Interest charges	$4	$2	$8	$10
Key management personnel Advances against expenses disbursed (adjusted) - net	$1,593	$(38,558)	$183	$11,109

Balances (Due to) Due from Related Parties	June 30, 2024	December 31, 2023
	(Unaudited)

Worldcall Business Solutions (Private) Limited Other receivable	$536,919	$487,677
Worldcall Cable (Private) Limited Other receivable	$12,324	$11,197
AMB Management Consultants (Pvt.) Ltd Other(payable) receivable	$(210,486)	$(207,802)
ACME Telecom (Private) Limited Other receivable	$176	$159
Worldcall Ride Hail (Private) Limited Other receivable	$97	$85

As on June 30, 2024 and December 31, 2023, outstanding balance from key management personnel was approximately $546,000 and $605,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.60 million and $0.43 million interest free loan to its director as on June 30, 2024 and December 31, 2023, respectively, which is repayable at discretion of the Company.

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

Forward Looking Statements

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on June 28, 2024. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

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

The following is a discussion of our consolidated financial condition and results of operations for the six months ended June 30, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on June 28, 2024.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” given above in this section.

Quarter Period Highlights

Overview

We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial and state-of-the-art fiber optic networks. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan. We were presented with the Best Media Company award and recognized as the largest cable operator in Pakistan by the Consumer’s Choice awards in Pakistan. https://cca.com.pk/company-award/

Video revenue in the six months ended June 30, 2024 was US$ 0.04 million whereas the revenue in corresponding period June 30, 2023 was UD$ 0.05 million resulted in decrease of USD 0.01. The decrease was primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

For our FTTH network deployment, the Company has achieved a good response to subscriber conversion and has already deployed phase 1 of the project successfully in populous areas of Lahore, a city in Pakistan. For optimum utilization of this infrastructure and synergizing of resources, we have made business collaborations to aggressively pursue Fiber to the Home (FTTH) service rollout across Pakistan. The FTTH initiative is not only limited to the aforementioned areas, but a comprehensive plan is also in place to convert all existing HFC connections in the various other areas of Lahore and other major cities of Pakistan in a phased manner. This activity will require minimal cost but improve the margin of the business to a large extent and resultantly augment its profitability. FTTH service is charged at a higher level as it delivers much higher bandwidth on fiber optic networks. Additionally, operational resource intensity is substantially lower in FTTH as compared to HFC networks. Higher ARPU with lower servicing costs would result in better performance moving forward.

Our financial numbers, the Revenue of broadband during current the six months ended June 30, 2024 was $ 0.73 million, whereas in the last year corresponding period June 30, 2023 the revenue was $ 0.56 million so there was an increased by $ 0.17 million. The increase in revenue was mainly due to increase in connections. Nonetheless, customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in the existing service areas. The management is emphasizing converting all coaxial cable connections with FTTH and in time it would contribute to a major positive shift in the revenue from the consumer segment of operations and the same is substantiated by the marginal increase recorded this year.

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

The table below gives an example of conversion in one of our areas.

Subscriber conversion from HFC to FTTH:

Company deployed FTTH network in target areas of Lahore City (Wapda Town, Gulberg and Askari V) and achieved the following results:

Total subscribers HFC	=	2,398
Converted to FTTH	=	2,398
ARPU on HFC	=	USD 1.50
ARPU on FTTH	=	USD 6.74
Conversion ratio	=	100%
Incremental revenue	=	110%

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

International termination revenue is one of the major revenue streams, which increased by $2.81 million due to an increase in volume of international termination. Volume increase was on account of bulk traffic arrangements. Revenue during the six months ended June 30, 2024 was $ 7.55 million compared with $ 4.74 million of corresponding period of last year June 30, 2023.

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

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at US$ 7.55 million during the six months ended June 30, 2024 compared to US$ 4.74 million during six months ended June 30, 2023. This increase of approximately US$ 2.81 million or 59% was primarily due to the increase in volume of international termination business. Broadband services generated revenue of US$ 0.73 million during six months ended June 30, 2024 compared to US$ 0.56 million during the six months ended June 30, 2023. This increase of US$ 0.17 million or 30% is due to increase in connections. Revenue for three months ended 30 June 2024 was US$4.56 million, increase of US$3.49 million compared to prior year quarter. This increase was primarily due to increase in volume of international termination business.

Adjusted EBITDA for the six months ended June 30, 2024 is US$ (0.3) million, whereas Adjusted EBITDA for the corresponding period June 30, 2023 is US$ (2.5) million. Net loss for the six months ended June 30, 2024 is US$ 2.65 million, and net loss for the six months ended June 30, 2023 was US$ 3.90 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding). The increase in was primarily due to the increase in volume of international termination business. The decrease in net loss was due to exchange loss recorded in the corresponding period of last year.

	Six months ended June 30,
	2024	2023
Net revenues	$8,264,964	$5,286,038
Adjusted EBITDA	$(299,456)	$(2,506,600)
Loss from Operations	$(1,571,179)	$(2,912,922)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023

Net revenue	$8,264,964	$5,286,038

GAAP net loss	(2,652,776)	(3,903,128)

Depreciation and amortization	1,488,433	1,403,906
Finance cost	985,951	909,474
Taxation	95,646	80,732
Exchange loss	(216,710)	4,015,616
Adjusted EBITDA	$(299,456)	$(2,506,600)

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations during the six months ended June 30, 2024 were impacted by the increase in cost, whereas Adjusted EBITDA and loss from operations during the six months ended June 30, 2023 were impacted by the decline in revenue mainly due to duct sale recognized in the corresponding period of last year.

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

Gross Margin: The Company recorded a gross margin of USD 0.53 million during the six months ended June 30, 2024 compared to USD 0.50 million during the six months ended June 30, 2023. LDI revenue was increased due to increase in traffic. The broadband revenue increased due to increase in connections.

Direct operating costs: Direct operating costs stood at USD 7.73 million during the six months ended June 30, 2024 compared to USD 4.78 million during the six months ended June 30, 2023. The increase in direct cost is mainly due to interconnect cost, which is aligned with termination revenue. Direct cost during three months ended 30 June 2024 was US$ 4.15 million, increase of US$ 1.51 million, compared to prior year quarter. The increase was primarily due to increase in interconnect cost, which is aligned with termination revenue.

Other operating costs: Other operating costs stood at USD 1.01 million during the six months ended June 30, 2024 compared to USD 1.07 million during the six months ended June 30, 2023. Operating costs remain practically the same during the periods. Operating cost during three months ended 30 June 2024 was US$ 0.57 million, which was approximately equal to the prior year quarter.

Other income and expenses: The Company recorded other income of USD 0.50 million during the six months ended June 30, 2024 compared to USD 3.08 million during the six months ended June 30, 2023. Other expenses stood at USD 0.1 million during the six months ended June 30, 2024 against USD 4.02 million during the six months ended June 30, 2023, which was mainly due to currency devaluation.

Updates on plans:

Broadband and Cable TV Operations:

The Company has started deployment of 200K connection project for low-cost broadband connectivity in underserved areas. The roll-out areas are already covered by Company fiber optic Metro networks and are spread over twenty (20) cities across Pakistan. The roll-out will complement existing Fiber to the Home project for a more efficient utilization of IP bandwidth and holds good potential for growth in this segment of operations. Company plans to augment and expand its core network to handle additional bandwidth requirement and subscriber loads. Access network from the existing fiber optic deployment is also being expanded.

CADNZ:

The Company in coordination with other partners has finalized Go To Market (GTM) plans for its CADNZ product. CADNZ is a 360-degree Customer Relationship Management solution with integrated Customer Contact Center. specifically tailored for the banking and financial sector. It provides system automation interface for financial institutions for their digital lending platform needs. All aspects of non-core banking software would be covered by this application. This product has huge potential in United States (USA) with small and mid-sized banks as primary market. The product is modular and in future can be tailored / customized for other possible markets in Europe, UK and Middle East. Client engagement has started and on successful sales the Company stands to gain revenues from technology assets. The Company continues its investments in software for commercial activation.

Technology Transformation:

The Company has started client engagement for its technology solutions. The engagement is focused on existing solutions with integration of recently matured technology tracks in AI and Big Data domains. Resources have been aligned for back-office operations out of Pakistan for lower cost of development and product support.  The Company plans to mature its client offering over the next three quarters with corresponding escalation in market engagement for sales.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of June 30, 2024, was $6.46 million, consisting of $4.26 million of Term Finance Certificates, long term and short-term borrowings of $1.11 million and $ 1.09 million respectively. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of US$ 5.63 million in the coming twelve months and we believe that sufficient funds will be generated through the operations and also with the financial support of the parent company, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues.

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

The Company believes its balances of cash, and cash equivalents which totaled $2,997,754 as of June 30, 2024, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,558,235 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $2,997,754 and $2,862,972 cash and cash equivalents as of June 30, 2024, and 2023, respectively, which includes restricted cash of $2,558,235 and $2,112,494 that is not available for immediate ordinary business use.

Operating Activities: Net cash generated from operating activities increased during the ongoing period by $ 7.22 million primarily due to increase in EBITDA mainly on account of an increase in LDI revenue. Net cash generated from operating activities for the six months ended June 30, 2024 was $ 1.45 million compared to net cash used in operating activities of $ (5.8) million for the six months ended June 30, 2023.

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2024, and 2023 was $ (0.08) million and $ (0.02) million, respectively. The increase in cash used in investing activities was primarily due to the investment in available opportunities to augment the returns.

Financing Activities: Net cash used in financing activities was $.23 million for the six months ended June 30, 2024, compared to $.067 million for the six months ended, reflecting an increase of $0.16 million during the period ended June 30, 2024, compared to the period ended June 30, 2023.  The increase in cash used in financing activities was due to the increased amount of repayment of long-term financing.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on June 28, 2024.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of June 30, 2024. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2024, and December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of June 30, 2024, our company’s internal control over financial reporting was ineffective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2024, our president (our principal executive officer and our principal accounting officer, and principal financial officer) concluded that, as of such date, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GLOBALTECH CORPORATION

Dated: August 14, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

