Form 10-Q
period 2024-09-30
GlobalTech Corp
filed 2024-11-12
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,933,391 of Common Stock as of November 6, 2024.

We are a controlled company as 63.30% of our issued and outstanding shares are held by Babar Ali Syed.

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$765,290	$908,097
Restricted cash	2,669,725	2,353,442
Accounts receivable – net	3,885,225	4,045,485
Short term investments	996,045	149,427
Prepayments	13,735	11,448
Stores and spares	858,849	859,271
Loans and advances	4,352,184	4,213,468
Other receivables	3,489,432	2,120,283
Total current assets	17,030,485	14,660,921
Property, plant and equipment	17,296,872	17,904,180
Operating lease right-of-use assets	475,388	503,701
Intangible assets – net	10,542,087	11,575,524
Long term loans and other assets	1,788,905	4,253,358
Deferred tax asset	8,527,470	8,389,438
TOTAL ASSETS	$55,661,209	$57,287,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$27,226,828	$26,383,588
Current portion of non-current liabilities	6,617,540	5,968,424
Accrued interest	3,366,663	2,706,788
Short term borrowings	1,106,584	1,507,307
Provision for taxation – net	1,321,372	1,161,384
Total current liabilities	39,638,987	37,727,491
Term finance certificates	1,560,960	2,119,667
Long term financing – secured	1,461,154	1,329,890
Long term deposits and payable	1,407,223	1,873,896
License fee payable	163,686	161,165
Operating lease liability	646,887	689,416
Other payables	1,475,639	1,159,342
Total non- current liabilities	6,715,549	7,333,376
TOTAL LIABILITIES	$46,354,536	$45,060,867
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value - authorized 500,000,000 shares at September 30, 2024 and December 31, 2023 and issued 139,833,391 and 139,763,391 shares respectively.	13,983	13,976
Accumulated other comprehensive loss	(1,657,706)	(1,761,998)
Accumulated deficit	(38,209,159)	(36,484,513)
Shareholders Attributable to the Parent Company	(39,866,865)	(38,232,535)
Non-Controlling interest	49,159,554	50,458,789
TOTAL SHAREHOLDERS’ EQUITY	9,306,672	12,226,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,661,209	$57,287,121

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2024	2023	2024	2023
NET REVENUE	$5,017,195	$2,197,248	$13,282,159	$7,483,286
Direct operating costs	(4,647,157)	(2,184,312)	(12,379,248)	(6,965,989)
Other operating costs	(708,566)	(383,901)	(1,720,866)	(1,456,551)
Depreciation and amortization	(744,476)	(1,111,285)	(2,232,909)	(2,515,191)
Other expenses	(16,404)	(89,711)	(118,104)	(4,112,720)
OPERATING LOSS	(1,099,410)	(1,571,961)	(3,168,968)	(7,567,165)
OTHER:
Other income/(loss) – net	1,187,049	(275,110)	1,685,432	2,807,171
Finance cost	(445,834)	(461,078)	(1,431,785)	(1,370,552)
LOSS BEFORE TAXATION	(358,195)	(2,308,151)	(2,915,323)	(6,130,547)
Taxation	(97,623)	4,276	(193,269)	(76,456)
NET LOSS	$(455,818)	$(2,303,874)	$(3,108,591)	$(6,207,002)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(260,844)	(1,276,346)	(1,724,646)	(3,438,679)
Non - controlling interest (NCI)	(194,974)	(1,027,528)	(1,383,945)	(2,768,323)
	(455,818)	(2,303,874)	(3,108,591)	(6,207,002)

Net loss per common share: basic and diluted	$(0.002)	$(0.007)	$(0.012)	$(0.018)
Weighted-average common shares used to compute basic and diluted loss per share	139,833,391	139,763,391	139,833,391	139,763,391

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2024	2023	2024	2023
NET LOSS	$(455,818)	$(2,303,874)	$(3,108,591)	$(6,207,002)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	20,988	752,812	31,956	226,317
Foreign currency translation adjustment	182,426	(640,328)	157,047	2,035,375
Other Comprehensive income - net of tax	203,414	112,484	189,003	2,261,692

COMPREHENSIVE LOSS	(252,404)	(2,191,390)	(2,919,588)	(3,945,310)

COMPREHENSIVE (LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(139,276)	$(1,214,030)	$(1,619,788)	$(2,185,702)
Non - controlling interest (NCI)	(113,128)	(977,360)	(1,299,800)	(1,759,608)
Comprehensive (Loss)/ attributable to GLOBALTECH	(252,404)	(2,191,390)	(2,919,588)	(3,945,310)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,108,591)	$(6,207,002)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,232,909	2,515,191
Interest accretion on liabilities	1,353,161	1,237,360
Liabilities written back on settlements with parties	(2,022)	-
Post-employment benefits	139,940	11,576
Income on deposits, advances and savings accounts	(334,472)	(284,629)
Exchange loss on liabilities	(103,184)	4,102,471
Changes in operating assets and liabilities:
Stores and spares	421	247,358
Trade debts	160,260	(553,888)
Loans and advances	(138,716)	(61,577)
Short term investment	(846,618)	69,354
Prepayments	(2,287)	(2,096)
Other receivables	(1,369,149)	(340,186)
Trade and other payables	843,240	(3,440,760)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(466,672)	(467,898)
Other payables	316,297	(560,512)
Long term loans and other assets	2,464,452	(920,728)
Post employment benefits paid	(19,166)	(10,891)
Income on deposit and savings accounts	334,472	284,629
Lease rental payments	(105,384)	(90,657)
Finance cost paid	(593,264)	(281,941)
Income tax paid	(93,972)	(56,983)
Net cash generated from/(used in) operating activities	661,655	(4,811,790)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal (Payment on purchase) of property and equipment – net	(101,719)	(53,884)

Net cash used in investing activities	(101,719)	(53,884)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(177,238)	(67,237)
Payment against directors' loan	(271,373)	-
Net cash used in financing activities	(448,612)	(67,237)
Net increase/(decrease) in Cash and Cash Equivalents	111,325	(4,932,911)
Cash and Restricted Cash at the beginning of the Period	3,261,539	3,120,573
Exchange effect	62,152	4,828,932
Cash and Restricted Cash at the End of the Period	$3,435,015	$3,016,593
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(93,972)	$(56,983)
Interest	$(593,264)	$(281,941)

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock			Common Share			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Stocks	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of January 1, 2023	52,500	$2,978,090	1,085,625	139,763,391	$13,976	-	$(1,873,824)	$1,104,465	$(769,359)	$(35,079,562)	$50,112,161	$18,340,931
Net loss attributable for the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(3,438,679)	(2,768,323)	(6,207,002)
Other comprehensive loss for the nine months ended September 30, 2023	-	-	-	-	-	-	125,380	1,127,598	1,252,977	-	1,008,715	2,261,692
Total comprehensive loss for the nine months ended September 30, 2023	-	-	-	-	-	-	125,380	1,127,598	1,252,977	(3,438,679)	(1,759,609)	(3,945,310)
Elimination of preferred stock due to acquisition of CPS	(52,500)	(2,978,090)	(1,085,625)	-		-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-

Translation and other adjustments for the nine months ended September 30, 2023											423,300	423,300
Balance as at September 30, 2023	-			139,763,391	13,976		(1,748,444)	27,529	(1,720,916)	(35,358,619)	$51,884,480	$14,818,921

Balance as at January 1, 2024				139,763,391	13,976		(1,866,623)	104,625	(1,761,998)	(36,484,513)	50,458,787	12,226,254
Net loss attributable for the nine months ended September 30, 2024				-	-		-	-	-	(1,724,646)	(1,383,945)	(3,108,591)
Other comprehensive income for the Nine months ended September 30, 2024	-	-	-	-	-		17,634	86,659	104,292	-	84,711	189,003
Total comprehensive income for the nine months ended September 30, 2024				-	-		17,634	86,659	104,292	(1,724,646)	(1,299,234)	(2,919,588)
Issue of Common Stock				70,000	7							7
Translation and other adjustments	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at September 30, 2024				139,833,391	13,983		(1,848,989)	191,284	(1,657,706)	(38,209,159)	49,159,554	9,306,672

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

GLOBALTECH CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock			Common Share			Accumulated Other Comprehensive Income
Description	Shares	Amount	Dividend on Preferred Stocks	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of July 1, 2023	-	-	-	139,763,391	$13,976		(2,199,864)	$496,377	$(1,703,488)	$(34,254,138)	$52,953,961	$17,010,312
Net profit attributable for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(1,276,346)	(1,027,528)	(2,303,874)
Other comprehensive loss for the three months ended September 30, 2023	-	-	-	-	-	-	417,058	(354,742)	62,316	-	50,168	112,484
Total comprehensive income for the three months ended September 30, 2023	-	-	-	-	-	-	417,058	(354,742)	62,316	(1,276,346)	(977,360)	(2,191,390)
Translation and other adjustments for the three months ended September 30, 2023	-	-	-	-	-	-	34,362	(114,106)	(79,744)	171,866	(92,121)	-
Balance as at September 30, 2023	-	-	-	139,763,391	13,976		(1,748,444)	27,529	(1,720,916)	(35,358,619)	$51,884,480	$14,818,921

Balance as at July 1, 2024				139,763,391	13,976		(1,860,785)	90,836	(1,769,949)	(37,948,315)	49,263,354	9,559,067
Net Income attributable for the three months ended September 30, 2024				-	-		-	-	-	(260,844)	(194,974)	(455,818)
Other comprehensive income for the three months ended September 30, 2024	-	-	-	-	-		11,796	100,448	112,244	-	91,170	203,414
Total comprehensive income/(loss) for the three months ended September 30, 2024				-	-		11,796	100,448	112,243	(252,887)	(111,761)	(252,404)
Issue of Common Stock				70,000	7							7
Translation and other adjustments	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at September 30, 2024				139,833,391	13,983		(1,848,989)	191,284	(1,657,706)	(38,209,159)	49,159,554	9,306,672

The accompanying consolidated notes are an integral part of these unaudited consolidated financial statements.

 GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (the “Company”) is a Nevada Corporation, incorporated with the name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in note 1.1.1. GlobalTech Corporation is a broadband company and provides broadband services.

1.1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, was entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all assets, properties and business and goodwill of WHI, were exchanged for 117,299,473 shares of common stock of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022, EBI changed its name to GlobalTech Corporation.

The transaction has been consummated and trading over the counter (OTC) commenced on April 24, 2024.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company owns, directly and indirectly through associates an aggregate of around 55% of WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 1, 2004, and it is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and establishing, maintaining and operating the licensed telephony services. WTL and its subsidiaries have been licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office/principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

1.2.2. WorldCall Services (Pvt) Limited

WorldCall Services (Private) Limited (“WSL”), is a wholly-owned subsidiary of the Company, which was incorporated on October 5, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now Companies Act 2017. The purpose of WSL includes, but is not limited to, carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly-owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on August 24, 2016, and commenced operations on that date. The purpose of FZC includes management consultancy and technology services.

1.2.4. Rout 1 Digital (Pvt) Limited

Route 1 Digital (Pvt) Limited (“Route 1 Digital”) is a private limited company, which is wholly-owned by Worldcall Telecom Limited, incorporated under the Companies Ordinance 1984 (now Companies Act 2017) on December 21, 2016. The primary business of Route 1 Digital is to carry out the business of all transport services, sharing motor vehicle transportation with another or others, and consultancy in the field of information technology, software development and all activities ancillary thereto. The registered office of Route 1 Digital is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation — The Company’s unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL and Route 1 Digital. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K/A.

Significant Accounting Policies:

Revenue Recognition — We account for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunication Authority (PTA) fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred.

Other Operating Costs — Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred.

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

Short Term Investments — ASC 320, Investments – Debt and Equity Securities. Short-term investments primarily consist of marketable securities with maturities greater than three months but less than one year at the time of purchase and are classified based on management’s intent regarding these assets. These investments are categorized as follows:

•	Available-for-Sale Securities: Securities that the Company may sell in response to liquidity needs or changes in interest rates are classified as available-for-sale. They are reported at fair value, with unrealized gains and losses excluded from net income and recorded in other comprehensive income (OCI) within equity, net of applicable taxes. Realized gains and losses, along with other-than-temporary impairments, are included in earnings and are determined using the specific identification method.
•	Held-to-Maturity Securities: Securities that the Company has both the intent and ability to hold until maturity are classified as held-to-maturity. These securities are reported at amortized cost, with interest income, including the amortization of premiums and accretion of discounts, recognized in earnings.
•	Trading Securities: Securities purchased with the intent of selling them in the short term to generate profits are classified as trading securities. These investments are also reported at fair value, with unrealized gains and losses included in earnings.

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

Accounts Receivable - net — In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles (GAAP). The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to interim periods beginning on or after December 15, 2022. The Company adopted the guidance on January 1, 2023 and the adoption of this guidance had no material impact of the consolidated financial statements. As per the guidance, accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the nine months ended September 30, 2024 and 2023.

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

Earnings Per Share — The Company calculates earnings per share (EPS) in accordance with ASC Topic 260, "Earnings Per Share." Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts that are potentially dilutive were exercised or converted into common stock.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR) exchange rates used for the translation of PKR-denominated assets and liabilities are PKR. 278.05 and PKR. 282.4 as on September 30, 2024 and December 31, 2023, respectively.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) fair value of identifiable tangible and intangible assets, including determination of expected useful life, and (5) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

3. ACQUISITIONS

	Ferret	WSL
Date of acquisition(s)	November 30, 2021	November 30, 2021
Property and equipment	-	30,983
Long term loans	16,576,630	2,987,911
Long term investments	5,849,298	5,197,957
Receivable from associates	-	7,216,311
Trade and other receivables	59,581	411,002
Short term investment	4,875,764	10,679
Cash and bank balances	375,600	20,753
Total assets	27,736,873	15,875,596
Long term loans	-	(6,163,627)
Loan from directors	-	(1,873,446)
long term payables	(1,613,556)	(4,814,974)
Short term borrowings	(47,993)	(2,113,637)
Accrued interest	(84,972)	(1,897,713)
Trade and other payables	(1,348)	(15,787)
Provision for taxation	-	(9,645)
Total liabilities	(1,747,869)	(16,888,829)
Net assets	$25,989,004	$(1,013,233)

As of November 30, 2021, WHI entered into a 100,000 shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i) all of the issued and outstanding capital stock of FZC, and (ii) all of the FZC assets and liabilities that were used in the business.

As of November 30, 2021, WHI entered into a 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of the WSL assets and liabilities that were used in the business.

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

4. CASH AND CASH EQUIVALENTS

	September 30, 2024	December 31, 2023
	(Unaudited)
Cash at bank
Current accounts	$729,053	$844,553
Savings accounts	5,484	16,822
	734,537	861,374
Cash in hand	30,753	9,540
Pay orders in hand	-	37,183
	$765,290	$908,097

5. RESTRICTED CASH

	September 30, 2024	December 31, 2023
	(Unaudited)
Deposit in escrow account	$2,448,297	$2,157,829
Margin and other deposits	221,428	195,613
	$2,669,725	$2,353,442

Deposits in escrow account:  Deposits in escrow account represent the balance in the Company’s saving account maintained with a bank under an escrow arrangement. This account was established in 2012 in accordance with the International Clearing House (ICH) Policy directive issued by Ministry of Information and Technology (MoIT) for settlement of disputed Access Promotion Charges (APC). Certain portions of the Company’s revenues were deposited in this account; Policy Directive was withdrawn later on, but the settlement of the amount available in the escrow account is yet to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,930 (2023: $70,822) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

 6. ACCOUNTS RECEIVABLE – NET

	September 30, 2024	December 31, 2023
	(Unaudited)
Considered good – unsecured	$3,885,225	$4,045,485
Considered doubtful – unsecured	2,314,316	2,314,316
	6,199,541	6,359,801
Less: Provision for expected credit loss	(2,314,316)	(2,314,316)
	$3,885,225	$4,045,485

Provision for expected credit losses was $nil and $139,557 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2024	December 31, 2023
	(Unaudited)
Operating fixed assets	$17,233,737	$17,841,680
Capital work-in-progress	63,135	62,500
	$17,296,872	$17,904,180
Operating fixed assets
Building on freehold land	$350,656	$345,255
Freehold land	189,211	186,296
Leasehold improvements	700,882	684,392
Plant and equipment	29,796,126	29,259,913
Office equipment	382,087	374,796
Vehicles	110,329	108,629
Computers	661,180	640,470
Furniture and fixtures	141,037	133,581
Laboratory and other equipment	77,268	76,078
	32,408,776	31,809,410
Less: Accumulated depreciation	(15,175,039)	(13,967,730)
	$17,233,737	$17,841,680

The useful life of operating fixed assets ranges between 5 years to over 20 years. There have been significant additions during the nine months ended September 30, 2024 and December 31, 2023 and disposals have only been made for the year ended December 31, 2023. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

7.1.1. Details of additions for the nine months ended September 30, 2024 and the year ended December 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
Leasehold improvements	$5,783	$36,222
Plant and equipment	78,451	67,273
Office equipment	$1,428	$6,152
Furniture and Fixtures	5,366	9,255
Computers	$10,691	$13,085
	101,719	131,987

7.1.2. Details of disposals for the nine months ended September 30, 2024 and the year ended December 31, 2023
	September 30, 2024	December 31, 2023
	(Unaudited)
Plant and equipment	$-	$1,774
Total	$-	$1,774

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company does not have any finance leases.

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

Breakdown of operating lease expense:

	Nine Months Ended
	September 30,
	2024	2023
Operating lease cost	$114,995	$215,516
Short term lease cost	37,396	10,947
	$152,391	$226,463

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$475,388	$503,701

Current operating lease liabilities	357,173	199,044
Non-Current operating lease liabilities	646,887	689,416
	$1,004,060	$888,460

Operating leases
ROU Assets	503,701	707,991
Asset lease expense	(36,083)	(82,467)
Foreign exchange loss	7,771	(121,824)
ROU Assets – net	$475,388	$503,701

Weighted average remaining lease term (in years):
Operating leases	6.94	7.09
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Nine Months Ended
	September, 30
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105,384	$90,657

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2024 (Three months)	$38,153
2025	161,828
2026	175,183
2027	179,916
2028	166,538
Thereafter	474,180
Total lease payments	$1,195,797
Less: imputed interest	$(191,737)
Total lease obligations	$1,004,060
Less: current obligations	$(357,173)
Long-term lease obligations	$646,887

9. INTANGIBLE ASSETS – NET

	September 30, 2024	December 31, 2023
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,529,627	18,231,794
Software	63,133	63,133
	23,258,807	22,960,975
Less: Accumulated amortization – net	(12,716,720)	(11,397,858)
	$10,542,087	$11,575,524

Useful life of intangible assets ranges between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

As of September 30, 2024, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2024 (Three months)	320,281
2025	1,002,016
2026	832,847
2027	814,602
2028	814,602
Thereafter	6,757,739
$10,542,087

10. TRADE AND OTHER PAYABLES

	September 30, 2024	December 31, 2023
	(Unaudited)
Trade creditors	$11,821,497	$11,416,441
Accrued and other liabilities	4,797,418	4,788,780
Payable to PTA against APC charges	6,352,059	6,254,214
Payable against long term investment	158,245	155,807
Contract liabilities	3,283,920	3,157,741
Withholding taxes payable	439,488	207,525
Sales tax payable	247,836	278,661
Security deposits	126,365	124,419
	$27,226,828	$26,383,588

Trade creditors include payable to the PTA amounting to $2.15 million and $2.039 million as of September 30, 2024 and December 31, 2023, respectively. Out of this, $1.937 million (2023: $1.878 million) represents a payable regarding the Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from the PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.612 million and $0.663 million as of September 30, 2024 and December 31, 2023, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Term finance certificates	$3,239,494	$2,764,678
Interest payable on term finance certificates	1,834,982	1,602,319
Long term financing	1,315,522	1,404,097
Lease liabilities	227,542	197,330
	$6,617,540	$5,968,424

Details of the current portion of non-current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	September 30, 2024	December 31, 2023
	(Unaudited)
Short term borrowings	$269,212	$383,357
Term finance certificates	3,097,451	2,323,431
	$3,366,663	$2,706,788

13. SHORT TERM BORROWINGS

	September 30, 2024	December 31, 2023
	(Unaudited)
Repurchase agreement borrowings	$809,207	1,210,003
Line of credit facility – others	297,377	297,304
	$1,106,584	$1,507,307

Line of credit facility – commercial banks:

During the year ended December 31, 2022, the Company restructured one of its line of credit facilities with Askari Bank Limited amounting to $1.37 million which was transferred to long term financing due to the restructuring (for more details refer to Note 15). During the year 2023, the Company restructured its running finance facility with Standard Chartered Bank Limited amounting to $0.12 million, which was transferred to a long term finance facility (for more detail refer to Note 15).

Borrowings against repurchase agreement, obtained from Elahi Group of Companies, amounted to $0.54 million against 100 million shares of WTL and from Hamdard Laboratories amounted to $0.27 million against 50 million shares of WTL for the purpose of working capital requirements and/or to meet other business obligations. The facility carries an interest rate of 30.00%.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	September 30, 2024	December 31, 2023
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from related party *	207,875	207,802
	$297,377	$297,304

* Loan from related party:

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) (related party) due to common directorship, against short-term borrowings, which is due to payments made by AMB on behalf of the Company.

Loan from third parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as detailed below.

	September 30, 2024	December 31, 2023
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

14. TERM FINANCE CERTIFICATES (TFCs)

	September 30, 2024	December 31, 2023
	(Unaudited)
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,239,493)	(2,764,678)
	4,219,257	4,694,072
Add: Deferred interest	528,369	678,063
Exchange adjustment	(3,186,666)	(3,252,468)
Closing balance	$1,560,960	$2,119,667

Term finance certificates (TFCs) have a face value of $17.98 per certificate. These TFCs carry interest at the rate of six months average Karachi Interbank Offered Rate (KIBOR) plus 1.0% per annum (2023: six-month average KIBOR plus 1.0% per annum), payable quarterly. The interest rate charged during the nine months ended September 30, 2024, on the outstanding balance ranged from 22.45% to 24.08% (2023: 17.10% to 24.08%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs was rescheduled in December 2012 and then on April 3, 2015. During the year ended December 31, 2018, a third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustee and the Company.

In accordance with the 3rd Supplemental Trust Deed executed during the year ended December 31, 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in interest of 0.60%, i.e., revised interest rate of nine months’ average KIBOR + 1%. The outstanding interest payable as at the date of restructuring and up to December 20, 2018 was agreed to be deferred and is to be paid from March 20, 2021 in quarterly instalments. 50% of the interest accrued for the period between December 20, 2018, to December 20, 2020, was required to be paid on a regular quarterly basis commencing from March 20, 2019, and the remaining 50% is deferred and required to be paid starting on March 20, 2021. Interest deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million shares of WorldCall Services (Pvt) Limited were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid quarterly installments due from June 2019 to September 2024, amounting to $2.61 million against principal and $3.40 million against accrued interest. Upon the Company’s failing to make payments, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of due instalments, the Trustee enforced the letter of pledge in 2021 and called 128.2 million shares from the sponsors account out of which 13.6 million shares were sold for $0.16 million in 2021 ($0.1 million settled against principal and $0.06 million against accrued interest) and 50.38 million shares were sold for $0.41 million in 2022 ($0.25 million settled against principal and $0.15 million against accrued interest).

These TFCs are secured pair passu with the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with a 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	The Long Distance and International ("LDI") and Wireless Local Loop ("WLL") license issued by PTA to the Company; and
B.	The assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	September 30, 2024	December 31, 2023
	(Unaudited)
Allied Bank Limited	133,749	$110,057
Bank Islami Limited	244,877	251,073
Askari Bank Limited	1,054,101	921,062
Standard Chartered Bank Limited	28,427	47,698
	$1,461,154	$1,329,890

Allied Bank Limited: This represents a balance transferred as a result of the restructuring of a short-term running finance (RF) facility to Term Loan Facility and subsequently amended on October 8, 2020 and September 30, 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 until August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. The effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the year on the outstanding balance ranged from 22.31% to 22.84% (2023: 17.85% to 23.76%) per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets excluding buildings of the Company for $1.92 million and includes a right to set off on the collection account. As of the date of these financial statements, over six monthly installments are pending. The Company is in negotiation with the bank to attempt to settle its liability in full.

Bank Islami Limited: This represents a balance transferred as a result of a restructuring of a short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. Principal will be repaid in 29 installments starting from February 2022 until May 2026. Interest will be accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. The effective interest rate applicable will be the six Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the period on the outstanding balance at 17% (2023: 15.87% to 17%). The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company totaling $3.16 million with a 25% margin, pledge of various listed securities of the Company having a carrying value of $0.14 million along with a Mortgage over the Company's offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

Subsequently in June 2023, the Bank approved the Company's restructuring request as a result of which overall repayment tenure was extended by one year and six months, as a result of which the principal repayment will end in November 2025 instead of May 2024 and interest repayment will end in November 2027 instead of May 2026. As of the reporting date, five monthly installments are pending. The Company is in negotiations with the Bank for settling its liability in full.

Last year, the period for repayment of principal and deferred interest was extended and according to revised terms both will be repaid in November 1, 2027.

Askari Bank Limited(AKBL): This represents a balance transferred as a result of a settlement agreement from a short-term running finance (RF) facility to Term Loan Facility as of November 2, 2022. Principal will be repaid in 48 installments starting from November 2022 until October 2026. Interest outstanding after effective discounts / waivers as per the settlement agreement and interest to be accrued, will be serviced in 36 monthly installments, starting from November 2024. The effective interest rate applicable will be 1Month KIBOR - 2% (Floor 10%). The interest charged during the period on the outstanding balance ranged from 20.1% to 20.34% (2023: 14.4% to 21.14%). The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with a margin of 25%, a collection account with AKBL for routing of LDI receivables along with additional mortgage on properties situated in Sindh, Pakistan.

As of the reporting date the bank has approved a restructuring of installments, provided total tenor of the facility remains unchanged.

The Company used a post tax weighted average borrowing rate for amortization of deferred interests.

Standard Chartered Bank Limited: This represents a balance transferred from a short-term borrowing as a result of a settlement agreement from a short-term running finance (RF) facility to Term Loan Facility on August 9, 2023. Principal will be repaid in stepped up 23 installments starting from August 2023 until June 2025. Interest outstanding after effective discounts / waivers as per a settlement agreement and interest to be accrued, will be serviced in six monthly installments, starting from January 2025. The effective interest rate applicable will be at a Cost of Funds (subject to change on a yearly basis as advised by the state bank of Pakistan). The interest charged during the period on the outstanding balance will be 4.25% per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for $1.15 million.

16. LICENSE FEE PAYABLE

	September 30, 2024	December 31, 2023
	(Unaudited)
License fee payable	$163,686	$161,165
	$163,686	$161,165

This represents the balance amount of the license fee payable to the Pakistan Telecommunication Authority (PTA) for WLL licenses. The Company had filed an application with PTA for a grant of moratorium overpayment of balance amount of WLL license. However, PTA rejected the Company's application and demanded its payment. Being aggrieved by this, the Company filed an appeal before Islamabad High Court ("IHC") against PTA's order. Meanwhile, the Ministry of Information Technology (the "Ministry") through its letter dated August 30, 2011, allowed the operators, the staggering for settlement of Access Promotion Contribution ("APC") and Initial Spectrum Fee ("ISF"), dues and required PTA to submit an installment plan for this purpose after consultations with the operators. In respect of an appeal filed by the Company, IHC took notice of the Ministry's letter and directed PTA through its order dated January 20, 2015, to expeditiously proceed with the preparation and submission of the said installment plan. As of this date, no such installment plan has been submitted by the PTA.

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full until 2024.  Through said decision PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/Frequency Allocation Board (FAB) in 2015 (11th year) until which the spectrum is fully paid on the basis of the actual period of usage by the Company. The WLL License provides for such eventuality that when frequency spectrum is withdrawn, the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

As a consequence of the above, during the last year the outstanding liability for 1900 MHz was reduced to zero on the basis that the 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for the 450 MHz frequency spectrum was reduced on pro-rata after withdrawal. Owing to these circumstances, management does not expect the liability to materialize fully in the near future.

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.20 million (2023: $1.20 million) on account of difference in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in the Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $19.01 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.35 million along with a default surcharge thereon amounting to approximately $5.95 million as of July 31, 2016, pursuant to its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fines of up to approximately $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised a demand amounting to approximately $0.11 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

The Group maintains that PTA has allegedly issued an arbitrary order for recovery of an annual radio frequency spectrum fee for the years ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges amounting in total to approximately $0.19 million. The Group has appealed the order before the Honorable Lahore High Court on June 28, 2016 on the ground that officers of PTA could not issue such an order as they had not issued the show cause notice. The Honorable High Court has allowed the petition and remanded the case to PTA for decision. In another suit filed by the Company before The Honorable Lahore High Court, PTA has also demanded applicable late payment charges on impugned non-payment of annual radio spectrum fee. The question of law was resolved by the Honorable High Court on March 21, 2018 and it was held that PTA’s decision was appealable. The same was upheld by the Honorable Supreme Court on May 17, 2018. Management has filed appeals before PTA and the appeal was decided against the Group. Subsequent to year end, an appeal against PTA’s order has been filled before the next judicial forum on January 12, 2021. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges.

Moreover, the Group is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011, for declaration, injunction and recovery of approximately $17.78 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group.

The restraining order was dismissed by the learned single judge through a consolidated order dated July 27, 2018. The order was challenged by the Group before the Divisional Bench of the High Court on August 13, 2018 in High Court Appeal No. 222 of 2018. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements.

PTA has raised demand amounting to approximately $0.06 million on account of Base Trans-receivers Station registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount of approximately $9.52 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year 2023, PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.73 million. PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz and 1900 Mhz. As per management, the ISF for 3.5 GHz and 479 MHz is already fully paid until 2024. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid for until 2015 (actual withdrawal year). Similarly, liability for 450 MHz frequency spectrum has been reduced pro-rata after withdrawal. Corresponding assets have also been retired.

The Group has filed an appeal with the Islamabad High Court on January 12, 2021, against said decision of PTA on similar lines as explained above and the Group’s management and legal advisor feel that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of approximately $0.23 million on February 7, 2020, due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of approximately $0.11 million already recognized in the financial statements and late payment charges amounting to approximately $0.11 million. The Group has not received any notice from the Revenue Department. The Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of approximately $1.26 million in respect of fines and loss of approximately $1.91 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA went on to appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA.

PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued a show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014, which together totally approximately $0.43 million, along with late payment charges. The Group has filed the appeals against said notices with PTA which dismissed them on December 4, 2020. The Group therefore filed the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. Management is hopeful that its viewpoint will be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA determined the demand amounting to approximately $0.80 million, on account of annual spectrum fee and other regulatory charges, pursuant to a determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against PTA’s determination. LHC granted a stay against the recovery subject to payment of approximately $0.14 million which was complied to by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

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

Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s WorldCall Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.04 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.24 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further appealed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.81 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

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

A demand of approximately $3.81 million (including default surcharge of approximately $1.17 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.43 million (including default surcharge of approximately $1.11 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of an order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.18 million and curtailment of losses by approximately $21.15 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue (“CIR”) has raised demand against the Group for super tax for the tax year 2018, amounting to approximately $0.16 million. The chargeability has been challenged by the Group through a writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.60 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006, filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, the principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further appealed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by the honorable Court enjoins the Department from enforcing any further recovery. Since management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds as through certain subsequent judgments, the controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued a show cause notice allegedly demanding approximately $1.51 million for the periods from May 2013 to December 2013. The Group challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through a set aside the demand created by PRA with direction of reassessment proceedings. The Group challenged these proceedings through filing a writ petition in LHC which was heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by the honorable Judge of Lahore High Court Lahore to PRA restraining from passing a final order in pursuance of the proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to International Clearing House (ICH) time when the amount of sales tax was withheld by the PTCL. Based on the advice of the Group’s tax advisor, the management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating approximately $4.34 million (2023: $3.18 million) has not been made in these financial statements.

Other matters

One of the Group’s vendors has filed a suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million, however the claim is inflated to $0.83 million on what the Company believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is likely that the Company will prevail in this action.

One of the Group’s vendors has filed a petition on November 21, 2014 before LHC. The vendor has a claim of approximately $0.78 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during 2015, claiming approximately $1.13 million under the same contract against which the vendor has claimed amounts due. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. Court has not assigned a date for further proceedings. Based on the advice of the Group’s legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s vendors and its allied international identities (referred to as vendors) filed a winding up petition dated October 16, 2017, before LHC and made a claim of approximately $0.23 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC dismissed the suit. Vendors filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group  filed suit for recovery of $93.3 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.39 million for causing damage to the Group for filing a frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group acquired the Indefeasible Right to Use (“IRU”) of media and related Operations and Maintenance Services (“O&M”) from one of the Group’s vendors through an agreement entered in August 2011. An agreement between the parties was reached in April 2015 for the payment against O&M services whereby it was decided that monthly payments in respect of O&M will be made by the Group and other deliverables under the IRU agreement shall be mutually agreed by June 30, 2016. However, the vendor violated the terms of the agreement, disconnected its services to the Group, and filed a Civil Suit before the Sindh High Court in October 2016 for recovery of dues amounting to $7.03 million equivalent to approximately $3.92 million along with interest at 15% per annum, amounting to $1.58 million, equivalent to approximately $0.88 million, allegedly due under the stated agreement. The subject suit is pending adjudication.

Management believes that the vendor’s claim is invalid since it relates to the un-utilized future period and for the media which has never been provisioned as required under the agreement and that the vendor is/was under contractual obligation to provide (media) to the Group; and that, a net sum of approximately $2.98 million is due and payable by vendor to the Group, in respect of reimbursement and refund obligations under and pursuant to the IRU Contract. The net sum is calculated on the basis of actual utilization of the capacity calculated on a pro rata basis and hence the Group believes it was/is entitled to and the vendor was/is liable to refund approximately $2.98 million within 90 days of the termination of the IRU instead of claiming approximately $7.03 million due. The subject media/services have never been provisioned therefore the Company believes that the vendor is not entitled to claim any amount for media or services. As the Group holds an indefeasible right to use the vendor’s media for the contract duration of 15 years, the Company believes that early and unilateral termination of services by vendor, amounts to a breach.

Under these circumstances, the Group under the express contractual rights has claimed the amounts pertaining to (i) media which has yet not been delivered, and (ii) un-utilized future period on a pro-rata basis, as required under the terms and conditions of the agreement. Moreover, the Company believes that the vendor is also liable to make payments to the Group on account of different services received from the Group. The Group filed an application before Sindh High Court (SCH) in January 2017 under section 34 of the Arbitration Act, 1940 to refer the matter to Arbitrator as per the dispute resolution mechanism provided in the agreement dated 2011.

During 2019, the supplier has signed an MoU with the Group undertaking to withdraw all legal cases which has completed in August 2022 and both parties have withdrawn their respective cases.

A total of 30 cases are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having an aggregate claim of all cases amounting to approximately $0.41 million (2023: $0.40 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and the legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

18. NET REVENUE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Telecom services	$4,369,980	$2,029,875	11,923,088	$6,770,303
Broadband services	252,274	186,757	983,201	745,601
Technology services	399,265	(12,059)	410,302	9,981
Gross revenue	5,021,519	2,204,573	13,316,591	7,525,885
Less: Discounts	(185)	(496)	(1,194)	(1,523)
Less: Sales tax	(4,139)	(6,829)	(33,238)	(41,076)
Total revenue	$5,017,195	$2,197,248	$13,282,159	$7,483,286

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from seven primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU), (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, (6) Advertisement Services, and (7) Technology Services.

The following table represents a disaggregation of revenue for the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Telecom Services:
International termination services	4,369,980	2,029,875	11,923,088	6,770,303
	$4,369,980	$2,029,875	$11,923,088	$6,770,303
Broadband Services:
Cable TV and internet services	100,996	92,046	327,082	361,056
Metro fiber solutions	102,690	67,536	543,802	265,954
Capacity sale services	48,588	27,175	112,317	118,591
	$252,274	$186,757	$983,201	$745,601

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Telecom
Technology services	$399,265	$(12,059)	$410,302	$9,981
	$399,265	$(12,059)	410,302	$9,981

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to the local mobile network operators such as Mobilink, Zong, Telenor and Ufone etc. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services.

Indefeasible Right of Use (IRU) services:

It is a distinct performance obligation whereby the Company enters into a contractual agreement to grant Indefeasible Right of Use (IRU) of dark fiber up to 20 years or more. Revenue from IRU services is recognized at the point in time, when the asset is transferred, and a customer obtains control over it.

Cable TV and internet services:

Cable television is a video delivery service provided by the Company to retail and commercial subscribers via coaxial cable and fiber optics, whereas Internet service is the delivery of data service provided by the Company to the subscribers via a coaxial cable and fiber optics. The Company is providing Fiber to the Home (“FTTH”) services which is not a distinct performance obligation, but rather a component of a connectivity services. The Company charges a connection and membership fee at the time of the setting up of the connection. Subscription revenue from Cable TV, internet over cable, cable connectivity and a channels subscription fee is recognized on provision of services.  A connection and membership fee is recognized as revenue when future services are provided. Such fee is paid by the customer at the time of the sale of the connection, and it entitles the customer to access the cable TV and internet services provided by the Company. The Company follows an advance billing invoicing cycle for such services.

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

Technology services:

This revenue relates to the sale of CADNZ CRM Solution.

Deferred revenue was $76,744 on September 30, 2024, and $31,131 on December 31, 2023.

19. DIRECT OPERATING COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interconnect, settlement and other charges	$4,172,966	$1,765,437	$11,167,426	$5,788,573
Salaries, wages and benefits	140,147	81,322	396,326	325,913
Bandwidth and other PTCL charges	140,171	50,354	266,090	174,031
Power consumption and rent	85,622	53,139	191,911	158,937
Network maintenance and insurance	23,898	38,257	92,716	84,024
PTA fees	3,512	16,095	17,006	39,651
Cable license fee	17,217	14,076	51,955	40,130
Annual spectrum fee	61	11,653	29,897	44,093
Store and spares consumed	-	4,270	-	4,270
Fees and subscriptions	27,672	70,456	73,104	70,456
Content cost	1,082	569	2,560	3,480
Security services	1,387	1,154	2,915	4,368
Others	33,422	77,531	87,342	228,063
	$4,647,157	$2,184,312	$12,379,248	$6,965,989

20. FINANCE COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unwinding of discount on liabilities	$161	$23,857	$78,625	133,192
Interest on term finance certificates	244,633	193,277	735,436	651,075
Interest on long term loan	108,593	(10,623)	339,293	247,254
Interest on short term borrowings	60,507	227,755	180,956	240,743
Finance charges on lease liabilities	26,067	21,100	78,947	80,750
Bank charges and commission	5,873	5,712	18,528	17,539
	$445,834	$461,078	$1,431,785	1,370,552

21. TAXATION

The provision (benefit) for income taxes for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current provision
For the period	$97,623	$(4,276)	193,269	76,456
Prior periods	-	-	-	-
Total current provision	97,623	(4,276)	193,269	76,456
Deferred provision	-	-	-	-
Total provision	$97,623	$(4,276)	193,269	76,456

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current provision
Federal	$-	-	-	-
State	-	-	-	-
Foreign	97,623	(4,276)	193,269	76,456
Total current provision	97,623	(4,276)	193,269	76,456
Deferred	$-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
Total provision	97,623	(4,276)	193,269	76,456

The components of the Company’s deferred income taxes as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	Unaudited
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$12,126,108	$11,939,320
Provision for doubtful debts	3,278,777	3,228,272
Post employment benefits	213,454	209,936
Provision for stores and spares & stock-in-trade	4,219	4,154
Provision for doubtful advances and other receivables	282,963	278,605
	15,905,521	15,660,287
Liability for deferred taxation comprising temporary differences on other liabilities	(7,378,051)	(7,270,849)
Deferred tax asset	$8,527,470	$8,389,438

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

22. RELATED PARTIES

Related parties comprise the parent Company, associated companies / undertakings, directors of the Company and their close relatives and key management personnel of the Company. The Company, in the normal course of business, carries out transactions with various related parties. Credit terms with related parties are more than normal business arrangements. Amounts due from and due to related parties are shown under respective notes to these financial statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Worldcall Business Solutions (Private) Limited Expenses borne on behalf of associate	$2,531	$(4,153)		$12,725	$20,452
Worldcall Business Solutions (Private) Limited Interest charges	$22,080	$(2,383)		$64,948	$51,930
Worldcall Cable (Private) Limited Interest charges	$1	$(609)		$982	$669
ACME Telecom (Private) Limited Interest charges	$7	$(3)		$21	$15
Worldcall Ride Hail (Private) Limited Expenses borne on behalf of associate	$7			$7
Worldcall Ride Hail (Private) Limited Interest charges	$(1)	$-		$7	$10
Key management personnel Advances against expenses disbursed (adjusted) – net	$-	$(7,171	) )	$183	$3,938

Balances (Due to) Due from Related Parties	September 30, 2024	December 31, 2023
	(Unaudited)

Worldcall Business Solutions (Private) Limited Other receivable	$560,334	$487,677
Worldcall Cable (Private) Limited Other receivable	$12,861	$11,197
AMB Management Consultants (Pvt.) Ltd Other (payable) receivable	$(207,876)	$(207,802)
ACME Telecom (Private) Limited Other receivable	$183	$152
Worldcall Ride Hail (Private) Limited Other receivable	$101	$83

As on September 30, 2024 and December 31, 2023, the outstanding balance of amounts owed to key management personnel was approximately $542,185 and $605,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company owes approximately $0.61 million and $0.43 million pursuant to an interest free loan made by its director as on September 30, 2024 and December 31, 2023, respectively, which are repayable at the discretion of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements”. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “shall,” “should,” “could,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “seeks,” “estimates,” “forecasts,” “predicts,” “possible,” “potential,” “target,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

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

All dollar amounts provided herein which are designated by a “$” are reported in U.S. dollars.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on June 28, 2024.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” above in this section.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2024, above.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.globaltechcorporation.com) under “Investor” – “SEC Filings”, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Video revenue for the nine months ended September 30, 2024 was $0.17 million whereas the revenue in the corresponding period ended September 30, 2023 was $0.26 million, resulting in a decrease of $0.09 million. The decrease was primarily due to a decline in the number of residential video customers. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.

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

Broadband and Cable TV Operations

The Company has been investing in its ambition of providing affordable broadband connectivity across Pakistan as well as making a concerted effort to improve its services to existing customers. The Company has already initiated a comprehensive deployment of consumer Fiber to the Home (FTTH) connectivity clusters converting and migrating its existing customers to a higher average revenue per user (ARPU) platform. The cluster delivered high-speed internet capped at 100 megabits per second (Mbps), a blend of high definition (HD) resolution 200 + (Digital/ Analogue) channels in addition to a user familiar Customer Relationship Module which gives ultimate freedom to the subscriber for a customized service management experience. As the metro fiber optic plant already traverses across our service areas, the conversion cost for migrating an existing HFC customer to FTTH service remains low. Set-top boxes deployed for Digital Cable TV service are fully compatible with RF Overlay FTTH deployment and need not be changed as part of this migration.

The Company has nearly 1,900 kilometers (1,180 miles) of fiber optic infrastructure deployed across 20 major cities of Pakistan with a potential ability to access a market of almost 3 million households for subscriber acquisition. We believe this is a major asset moving forward as access to subscriber concentration points is essential for GlobalTech’s future strategy.

For our FTTH network deployment, the Company has achieved a good response to subscriber conversion and has already deployed phase 1 of the project, successfully in populous areas of Lahore, a city in Pakistan. For optimum utilization of this infrastructure and synergizing of resources, we have entered into business collaborations to aggressively pursue our FTTH service rollout across Pakistan. The FTTH initiative is not limited to the aforementioned areas, and a comprehensive plan is also in place to convert all existing HFC connections in the various other areas of Lahore and other major cities of Pakistan in a phased manner. This activity will require minimal cost but is expected to improve our margins. FTTH service is charged at a higher level as it delivers much higher bandwidth on fiber optic networks. Additionally, operational resource intensity is substantially lower in FTTH as compared to HFC networks. Higher ARPU with lower servicing costs would result in better performance moving forward.

Revenue relating to broadband during the current nine months ended September 30, 2024 was $0.98 million, whereas in the last year’s corresponding period, revenue was $0.75 million, representing an increase of $0.23 million. The increase in revenue was mainly due to an increase in connections. Nonetheless, customer requirements are migrating towards a higher grade of service for data both in terms of availability and throughput and the Company has decided to make a shift towards the latest technology options in order to provide desired services to customers in a more secure manner. Company HFC deployments could have been upgraded to service the requirements, but FTTH offers a more cost-effective platform with a much higher capability set moving forward. Management has achieved the rollout of 15,000 subscribers on FTTH in our existing service areas. Management is emphasizing converting all coaxial cable connections with FTTH and in time we expect that this would contribute to a major positive shift in the revenue from the consumer segment of operations and the same is substantiated by the marginal increase recorded this year.

For consumer operations, FTTH continues to be a major revenue contributor for the Company and projects to be in the future as well. Subject to the availability of funds, the Company plans to extend its service to all of the 20 cities covered by its fiber optic network. Since its inception, WorldCall Public has had a large database of loyal customers that have been subscribing to its multiple services for more than fifteen years. To further supplement this effort, management is working on a customers’ loyalty program. An aggressive marketing strategy and on-field marketing activity have also been planned to achieve the desired objectives of new subscribers. This activity is being strongly supported through corporate marketing initiatives and exploiting digital social media platforms such as LinkedIn, Facebook, Instagram, and Twitter. A marketing campaign for FTTH is also being launched on our in-house cable network. Management also intends to facilitate easier customer payment options after evaluating different payment platforms.

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

Pricing information for the listed services is as follows:

•	Service 1a is charged at bulk monthly rates with unlimited volumes of traffic. The origination operator is able to generate additional volumes by offering discounted calling rates for Pakistan and the local Pakistani operator connected to Company LDI network benefits from additional income by utilization of vacant capacity on the interconnect. Company margin is fixed irrespective of the volume of traffic.

•	Service 1b is charged per minute of traffic (on per second incremental basis) to the originating party along with a corresponding termination rate charged by the terminating party connected to the Company LDI network.

•	Service 2a and 3a is direct fiber connectivity to the end user through Fiber to the Home (FTTH) architecture. Service is charged as per subscription opted by the end user and includes cable TV and broadband data. Cable TV offerings also include options to have analogue, digital or both services.

•	Service 2b and 3b is direct hybrid fiber coaxial (HFC) connectivity to the end user. Service is charged as per subscription opted by the end user and includes cable TV and broadband data. Cable TV offerings further include options to have analogue, digital or both of the services. Compared to FTTH, HFC offers a lower capacity broadband connectivity for the end-user.

•	Service 2c is connecting local resellers to the Company’s backbone where service offerings and packaging is done by the Company and the local loop operator only manages subscriber services for connectivity and network maintenance. The Company charges on individual packages on a pre-paid top-up basis.

43

•

Service 2d provides backhaul and core network connectivity for telecom operators along with P2P links for corporate data connectivity. For telecom operators, charges are on a long term lease basis, with O&M charged on an annual basis for a specific length of fiber optic network deployment. For corporate, this includes one-time charges for network deployment with monthly O&M.

•	Service 3c connects and provides local cable operators and local loop operators with Company Cable TV services (Analogue and Digital). The connection is made on fiber optic cable to end-user premises and further distribution is handled by local loop operator through its own resources.

•	Service 1 is monitored for volume of traffic and applicable rates. Service 2a, 2b, 2c, 3a and 3b are monitored on subscriber connected. Service 2d and 3c are monitored for new sales and Service Level Agreement (SLA) delivery for existing customers.

Subscriber conversion rate from HFC to FTTH:

We were able to covert 100% of our HFC customers located in Lahore City (Wapda Town, Gulberg and Askari V), however, we do not expect 100% conversion of all of our HFC customers. Our experience in said areas is an indication of the level of acceptance by our customers to convert from HFC to FTTH.

We believe that our conversion rates are high because we provide equipment and installation free of charge to our existing HFC customers. FTTH service is reliable as it does not depend upon power, as compared to an HFC plant. HFC plants require electrical power to operate the network, and due to regular power failures in Pakistan, HFC networks are frequently affected creating service interruptions for our HFC customers.

FTTH is not dependent upon network electrical power, rather it requires power at our central switch and customer premises. The continuous availability of service to our end users is of extreme importance.

We expect our customers to convert from HTC to FTTH and are expecting a conversion rate of at least 50% of our customers. We expect 100% of our customers to eventually convert as we will over the next 36 months stop analog service and move to only FTTH service. We plan to continue using our HFC plant as a backup to our Fiber plant to continue to support our customers.

The table below gives an example of conversion in one of our areas.

Subscriber conversion from HFC to FTTH:

The Company deployed FTTH network in target areas of Lahore City (Wapda Town, Gulberg and Askari V) and achieved the following results:

Total subscribers HFC	=	2,601
Converted to FTTH	=	2,601
ARPU on HFC	=	USD 1.50
ARPU on FTTH	=	USD 7.55
Conversion ratio	=	100%
Incremental revenue	=	110%

As per the national broadband policy 2021 of Pakistan, we believe that Pakistan’s market has huge potential for broadband/data and the Government of Pakistan has set the following targets for broadband deployment:

Targets under National Broadband Policy

Description	Current	Before 2025		By 2030
Fixed Broadband Penetration	1.13%	>	15%	>	35%
Average Internet Usage/ Subscriber/Month (in GBs)	1.91	>	20	>	50

Based upon the above targets set forth by the Government of Pakistan, we expect to be able to leverage our existing fiber network thus allowing us to deploy in high-density areas with minimal capital expenditures using existing inventories of network equipment. However, the need for capital will increase over the years as our fiber network is extended to areas that are currently not served by our existing Fiber Network. These capital needs will be substantial and may require us to raise capital by debt or equity. If we are to raise capital by issuing shares, your shareholding will be diluted.

We believe that setting these targets can only be achieved with Government of Pakistan’s regulatory support such as clear guidance as to permitting and licensing.

Management is also planning to seek to sign up large public and private sector organizations for a complete package of cable TV and internet services. While at the same time we are also planning to sign up large housing projects launched by Real Estate companies in different cities for the provision of CATV and broadband internet through our distribution channels with exclusivity right from the project launch. This would further improve and enhance the corporate outlook and revenue of the business.

Long Distance and International traffic operations

The Company maintains a robust infrastructure and international interconnect portfolio for its international traffic operations. Operations target voice traffic coming to Pakistan principally originating from the overseas Pakistani population calling home and not any significant business / corporate originations. Traditional traffic origination points are Middle Eastern countries, the United Kingdom, and North America. Termination of voice traffic is highly regulated in Pakistan and the Company has been in operation since 2004 in this segment of operations.

International termination revenue is one of the Company’s major revenue streams, and such revenue increased by $5.15 million for the nine months ended September 30, 2024, compared to 2023, due to an increase in volume of international termination. The volume increase was on account of bulk traffic arrangements. Revenue during the nine months ended September 30, 2024 was $11.92 million compared with $6.77 million for the corresponding period of last year.

The Company escalated its engagement with its interconnect partners in Pakistan and abroad during the period to address the migration of voice business toward alternate platforms. The operating regime of charging on a per minute basis of voice communications is shifting toward a bulk billing strategy which addresses the recent decline in business by a significant increase in business volume at a lower margin.

Management is deliberating offering new products and services in different areas in emerging markets. The current business plan envisions an aggressive acquisition/collaboration roadmap for technology assets, focusing on both operators and technology platforms with the essential elements of robust operations and growth potential already in place. The same would be involved in getting better solutions in place for voice aggregation operations along with a better position in getting bulk deals in place for business growth.

The Company plans to further transform its business strategy to a more globally integrated approach for its subsidiaries. Our future plans also include the acquisition of existing and new businesses having similar operations in different parts of the world, which include the Middle East, Europe, South Asia, and Africa, funding permitting. As part of our strategy, we intend to leverage our existing technical and managerial strengths in expanding our services to acquired or joint venture partners.

Non-GAAP Financial Measures

We have included Adjusted EBITDA in this Report as a supplement to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Adjusted EBITDA does not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. You should not consider Adjusted EBITDA in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s presentation of this measure should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of this non-GAAP measure to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view this non-GAAP measure in conjunction with the most directly comparable GAAP financial measure.

Adjusted EBITDA for the nine months ended September 30, 2024 was $0.65 million, whereas Adjusted EBITDA for the corresponding prior year’s period was $1.86 million. Net loss for the nine months ended September 30, 2024 was $3.11 million, and net loss for the nine months ended September 30, 2023 was $6.21 million. We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding). The increase in revenue was primarily due to the increase in volume of international termination business and technology services. The decrease in net loss was due to exchange loss recorded in the corresponding period of last year.

	Nine months ended September 30,
	2024	2023
Net revenues	$13,282,159	$7,483,286
Adjusted EBITDA	$646,187	$1,857,667
Loss from Operations	$(1,483,537)	$(4,759,994)

Set forth below is a presentation and reconciliation of our adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023

GAAP net loss	(3,108,591)	(6,207,002)
Add (deduct)
Depreciation and amortization	2,232,909	2,515,191
Finance cost	1,431,785	1,370,552
Taxation	193,269	76,456
Exchange loss	(103,184)	4,102,471

Adjusted EBITDA	$646,187	$1,857,667

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, less net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA during the nine months ended September 30, 2024 was mainly impacted by the increase in international termination business and technology services provided during the period, whereas loss from operations during the nine months ended September 30, 2023 was impacted by the increase in cost.

During this period, the Company was also transforming its business operations and moving towards a service-centric operation that does not require heavy investments in infrastructure. Current business operations are being maintained at the optimal operating level and new investments are principally being utilized for solutions development more suited for future needs. The Company is focused on the development of products and services that it anticipates would be better suited for its future roadmap as a technology-centric solutions Company.

Results of Operations

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

Net Revenue: Revenue for three months ended September 30, 2024 was $5.02 million, an increase of $2.82 million compared to the prior year quarter. This increase was primarily due to an increase in volume of international termination business and Technology Services provided during the quarter.

Gross Margin: Gross margin during the three months ended September 30, 2024 was US $ 0.37 million and $0.013 million compared to the prior year’s quarter. The increase in gross margin is due to an increase in traffic volume and technology services.

Direct operating costs: Direct operating costs during the three months ended September 30, 2024 were $4.65 million compared to $2.18 million for the quarter ended September 30, 2023, representing an increase of $2.47 million, compared to the prior year quarter. The increase was primarily due to an increase in interconnect cost, which is aligned with termination revenue.

Other operating costs: Other operating costs during the three months ended September 30, 2024 and 2023 were $0.7 million, compared to $0.64 million during the nine months ended September 30, 2023, an increase of $0.06 million for the quarter ended September 30, 2024.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Net Revenue: Revenue is derived from telecom services, broadband and technology services. Telecom services-related revenue stood at $11.92 million during the nine months ended September 30, 2024, compared to $6.77 million during nine months ended September 30, 2023. This increase of approximately $5.15 million or 76% was primarily due to the increase in volume of international termination business. Broadband services generated revenue of $0.98 million during the nine months ended September 30, 2024, compared to $0.75 million during the nine months ended September 30, 2023. This increase of $0.23 million or 32% is due to an increase in connections. Technology services generated revenue of $0.40 million, which is a new stream of revenue started during the period.

Gross Margin: The Company recorded a gross margin of $0.90 million during the nine months ended September 30, 2024 compared to $0.52 million during the nine months ended September 30, 2023. LDI revenue increased due to an increase in traffic. The broadband revenue increased due to an increase in connections. Technology services revenue was added as a new stream during the period.

Direct operating costs: Direct operating costs stood at $12.38 million during the nine months ended September 30, 2024, compared to $6.97 million during the nine months ended September 30, 2023. The increase in direct operating costs is mainly due to interconnect cost, which is aligned with termination revenue.

Other operating costs: Other operating costs stood at $1.72 million during the nine months ended September 30, 2024 compared to $1.46 million during the nine months ended September 30, 2023. Operating costs remain practically the same during the periods.

Other income and expenses: The Company recorded other income of $1.69 million during the nine months ended September 30, 2024, compared to $2.81 million during the nine months ended September 30, 2023. Other expenses stood at $1.2 million during the nine months ended September 30, 2024, compared to other loss of $0.28 million during the nine months ended September 30, 2023, which was mainly due to currency devaluation.

Updates on plans:

Broadband and Cable TV Operations:

The Company has started deployment of a 200,000 connection project for low-cost broadband connectivity in underserved areas. The roll-out areas are already covered by Company fiber optic Metro networks and are spread over twenty (20) cities across Pakistan. The roll-out is planned to complement our existing Fiber to the Home project for a more efficient utilization of IP bandwidth and we believe that this holds good potential for growth in this segment of operations. We plan to augment and expand our core network to handle additional bandwidth requirement and subscriber loads. An access network from the existing fiber optic deployment is also being expanded.

CADNZ:

The Company, in coordination with other partners, has finalized Go To Market (GTM) plans for its CADNZ product. CADNZ is a 360-degree Customer Relationship Management solution with integrated Customer Contact Center. Specifically tailored for the banking and financial sector, it provides a system automation interface for financial institutions for their digital lending platform needs. All aspects of non-core banking software would be covered by this application. We believe that this product has significant potential in the United States (USA) with small and mid-sized banks as its primary market. The product is modular and in the future can be tailored / customized for other possible markets in Europe, the UK and the Middle East. Client engagement has started and on successful sales the Company stands to gain revenues from technology assets. The Company continues its investments in software for commercial activation.

Technology Transformation:

The Company has started client engagement for its technology solutions. The engagement is focused on existing solutions with integration of recently matured technology tracks in AI and Big Data domains. Resources have been aligned for back-office operations out of Pakistan for a lower cost of development and product support.  The Company plans to mature its client offering over the next three quarters with corresponding escalation in market engagement for sales.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of September 30, 2024, was $6.45 million, consisting of $4.72 million of Term Finance Certificates. Long term and short-term borrowings were $1.095 million and $1.106 million, respectively. These debt facilities are secured and require significant cash to fund principal and interest payments on our debt. We are required to make debt repayments of $4.56 million in the coming twelve months and we believe that sufficient funds to pay such amounts will be generated through operations, however rising interest rates by the United States Federal Reserve and the ensuing threat of global recession may result in lower revenues. In the future, we may need to refinance debt or raise funding through the sale of equity, which could cause dilution to existing shareholders.

Despite the challenging environment, we are continually expanding our FTTH network using our existing equipment inventory consisting of Fiber Optic Cable, Customer Premises Equipment without having to deploy additional capital to purchase such equipment. We expect this continual deployment will result in additional revenues for the Company.

As to possible acquisitions and mergers, we actively review them against our objectives including, among other considerations, improving operational efficiency, achieving synergies, product development or technical capabilities of our business, and achieving appropriate return targets, and we may participate in mergers or acquisition in the future, to the extent we believe these possibilities present attractive opportunities, and funding permitting. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures with the main focus on growth in international termination traffic, FTTH rollout, data, and fiber sales and thereby converting the same in escalation in the bottom line of cash flows.

The Company believes its balances of cash, and cash equivalents which totaled $3,435,015 as of September 30, 2024, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,669,725 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,435,015 and $3,016,593 of cash and cash equivalents as of September 30, 2024, and 2023, respectively, which includes restricted cash of $2,669,725 and $2,212,810 that is not available for immediate ordinary business use.

Operating Activities: Net cash generated from operating activities increased during the nine months ended September 30, 2024, compared to the prior period, by $5.47 million, to cash generated of $0.66 million, compared to cash used of $4.81 million, respectively, primarily due to a decrease in net loss, mainly on account of an increase in LDI revenue.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2024, and 2023 was $0.10 million and $0.05 million, respectively. The increase in cash used in investing activities was primarily due to the sale of property and equipment.

Financing Activities: Net cash used in financing activities was $0.45 million for the nine months ended September 30, 2024, compared to $0.07 million for the nine months ended, reflecting an increase of $0.38 million.  The increase in cash used in financing activities was due to the increased repayment of long-term financing and loans due to directors.

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

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We have been in compliance with all debt covenants as of September 30, 2024. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S- K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management has also conducted, with the participation of our president (our principal executive officer and our principal accounting officer, and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of December 31, 2023, our company’s internal control over financial reporting was ineffective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness that could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2024, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2023 (as described in greater detail above), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Inherent Limitations over Internal Controls

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 17, Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the quarter ended September 30, 2024, and from the period from October 1, 2024, to the filing date of this Report.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

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

GLOBALTECH CORPORATION

Dated: November 12, 2024	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Muhammad Azhar Saeed
Muhammad Azhar Saeed
Chief Financial Officer
(Principal Financial/Accounting Officer)

