Form 10-K
period 2024-12-31
GlobalTech Corp
filed 2025-03-27
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities had not been publicly-traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 139,933,391 of Common Stock as of March 26, 2025.

Document Incorporated by Reference: None

We are a controlled company as 63.2% of our issued and outstanding shares are held by Babar Ali Syed.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

Part IV

Item 15.	Exhibit and Financial Statements	86

Item 16.	Form 10-K Summary	86

Glossary of Industry Terms

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

“BEPS” means base erosion and profit shifting, which are tax planning strategies that exploit gaps and mismatches in national tax laws to shift profits to low or no tax locations.

“CESTAT” means Pakistan’s Customs, Excise and Sales Tax Appellate Tribunal.

“CIR” means Commissioner Inland Revenue is the commissioner of Pakistan’s Federal Board of Revenue.

“DPLC” means domestic private lease circuits, a private, point-to-point connection between two locations within a country, ensuring exclusive use of bandwidth.

“ECA” means the U.S. Export Control Reform Act of 2018.

“FCPA” means the U.S. Foreign Corrupt Practices Act.

“Fiber” thin flexible fibers of glass or other transparent solids used to transmit light signals for telecommunications.

“FTTH” means fiber to the home, a broadband internet technology that uses optical fiber to deliver high-speed internet directly to individual buildings.

“GoP” means the Government of Pakistan.

“IT” means information technology.

“LDI” means the Company’s 55% owned subsidiary WorldCALL Public’s Long Distance & International network.

“LHC” means the Honorable Lahore High Court.

“MoIT&T” means Pakistan lies with the Ministry of Information Technology and Telecommunication.

“OECD” means Organization for Economic Co-operation and Development.

“OLT” means optical line termination, a piece of hardware in a PON, acting as the service provider's endpoint, converting electrical signals to optical signals for transmission over fiber optic cables and managing data traffic to multiple subscribers.

“ONT” means optical network termination, a device that serves as the endpoint of an optical network, connecting users to the network.

“Ordinance” means Pakistan’s Income Tax Ordinance, 2001.

“PEMRA” means the Pakistan Electronic Media Regulatory Authority.

“PON” means passive optical network, a fiber-optic telecommunications network that uses only unpowered devices to carry signals.

“PTA” means the Pakistan Telecommunications Authority.

“Telecommunications Act” means the Pakistan Telecommunications (Re-organization) Act, 1996, as amended.

“Telecommunications Rules” means the rules and regulations made under the Telecommunications Act.

“ARD” means annual regulatory dues.

“VOIP” means voice over internet protocol.

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

A Forward-looking statements include, but are not limited to, statements about:

•	our need for additional capital, the terms of such capital and potential dilution caused thereby;
•	the fact that we are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan;
•	the international economic environment, geopolitical developments and unexpected global events could cause our business to decline;
•	the fact that emerging markets, where our operations are located, are subject to greater risks than investing in more developed markets, including significant political, legal and economic risks;
•	the unpredictability of our revenue performance due to the fact that a large majority of our customers have not entered into long-term fixed contracts with us;
•

our ability to compete in highly competitive markets, which we expect only to become more competitive, and as a result, we may have difficulty expanding our customer base or retaining existing customers;

•	our ability to keep pace with technological changes and evolving industry standards, which could harm our competitive position and, in turn, materially harm our business;
•

cyber-attacks and other cybersecurity threats that may lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, which may cause customers to lose confidence in our services;

•	the highly capital-intensive nature of the telecommunications industry, which requires substantial and ongoing expenditures of capital;
•	the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control;
•	increases in license fees;
•	risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended;
•	the loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights;
•	our substantial amounts of indebtedness and debt service obligations;
•	our ability to keep ownership control of Worldcall Telecom Limited;
•	conflicts of interest;
•	our ability to comply with an extensive variety of laws and regulations;
•	the fact that our operating subsidiaries, assets and certain of our officers and directors are located in Pakistan;
•	the outcome of legal disputes, claims and litigation;
•	our ability to obtain and maintain licenses;
•	economic downturns both in Pakistan and globally, changes in inflation and interest rates, increased costs of borrowing associated therewith and potential declines in the availability of such funding;
•	risks relating to future divestitures, asset sales, joint ventures and acquisitions;
•	future operating results; and
•	other plans, objectives, expectations and intentions contained in this Report that are not historical.

All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any written or oral forward-looking statements made by us or on our behalf, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, refer to GlobalTech Corporation, a Nevada corporation and its consolidated subsidiaries. The Company serves as a holding company for its consolidated subsidiaries discussed in greater detail below.

In addition:

●	“Common Shares” refers to shares of our common stock;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

The Company makes available free of charge through its internet website, www.globaltechcorporation.com/Investor.html, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this Report. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1. Description of Business

General Information

Form and Year of Organization

GlobalTech Corporation (“us”, “we” or “our”) was formed as a corporation in the state of Nevada on December 12, 2017, with the name Elko Broadband Inc. (“EBI”) to engage in communications and broadband business in the country of Pakistan.

On July 1, 2018, we enacted a “Forward Split” of our common shares, $0.0001 par value (the “Common Shares”), whereby we issued ten (10) Common Shares for each one (1) Common Share outstanding, which increased our outstanding Common Shares from 2,176,307 to 21,763,070 shares

On December 31, 2021, we and Worldcall Holding Inc, a privately held Utah corporation (“WHI”), entered into a Plan and Agreement of Reorganization (as amended from time to time, the “Reorganization Agreement”), pursuant to which, at closing on March 2, 2022, we acquired WHI; we issued an aggregate of 117,299,472 of the shares of our common stock to Babar Ali Syed (88,463,156 shares), Muhammad Azhar Saeed (28,445,122 shares) and Mansoor Ali (391,194 shares), the former owners of 100% WHI; and WHI was merged with and into the Company, with the Company continuing as the surviving entity (the “Reorganization”).

In connection with the Reorganization, we acquired the following interests which were owned by WHI at the closing of the Reorganization:

■	We merged with and into Worldcall Holding Inc, a privately held Utah corporation (“WHI”), with the Company continuing as the surviving entity;
■	We issued an aggregate of 117,299,472 of the Common Shares to Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali, the owners of 100% WHI; and
■	WHI merged into the Company and ceased to exist,

In connection with the Reorganization, we acquired the following interests:

■

100% of Worldcall Services (Private) Limited (“WorldCall Private”), incorporated on October 05, 2009, as a private limited Company in Pakistan under the Companies Ordinance 1984 (Repealed) now Companies Act 2017, facilitates channel placement and ancillary services for WorldCALL Public (defined below).

■

100% of Ferret Consulting F.Z.C. (“FZC”), a limited liability company registered on August 24, 2016, in the Emirates of Ajman, UAE, as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E which serve solely as the holding company for WorldCALL Public.

■

Control of WorldCALL Telecom Limited (“WorldCALL Public”), a publicly traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017), through the acquisition of WorldCall Private and FZC which own 9.17% and 46.03%, respectively of WorldCALL Public.

■	Control over Route 1 Digital (Private) Limited a wholly-owned subsidiary of WorldCALL Public.

Each of the entities above are under common control due to common ownership and management.

As a result of our ownership of 100% of Worldcall Private and FZC, we indirectly hold around 55% on a fully diluted basis of WorldCALL Public. We expect slight variations in our holding % of WorldCALL Public from quarter-to-quarter, because of exchange rate translations, as WorldCALL Public’s share capital is comprised of ordinary shares and preference shares, with such preference shares US$ denominated. WorldCALL Public is licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) and offers channels on cable television, broadband and technology services WorldCALL Public is in the process of what we believe is an exciting journey of technological transformation, working to expand its scope of services beyond its traditional offerings. As part of this strategic evolution, WorldCALL Public has now ventured into the realm of providing cutting-edge technology services to cater to the growing needs of businesses in an increasingly digital world.

On April 24, 2024, our Common Shares began being quoted on the OTC Pink market maintained by OTC Markets, provided that only a limited number of our Common Shares have been traded to date in a very limited and sporadic market.

Corporate Structure

The following table sets forth our subsidiaries:

Name of company	Country of Incorporation or Establishment	Attributable Equity Interest Held
Worldcall Telecom Limited (WorldCALL Public)	Pakistan	55%
Worldcall Services (Private) Limited (WorldCALL Private)	Pakistan	100%
Ferret Consulting F.Z.C. (FZC)	Emirates of Ajman, UAE	100%
Route 1 Digital (Private) Limited	Pakistan	55%

We own 55% of WorldCALL Public through our 100% ownership of WorldCall Private and FZC. WorldCALL Public in turn owns 100% of Route 1 Digital (Private) Limited. Around 45% of the shares of WorldCALL Telecom Limited are held by public shareholders in Pakistan.

Corporate Law of Pakistan

Under Pakistan’s Companies Act, 2017, and WorldCALL Public’s organizational documents, WorldCALL Public’s shareholders elect its Board of Directors at annual meeting of shareholders. Its Board of Directors consists of Abbas Raza (CEO), Mehdi Mohamed Jawad Abdullah Al Abduwani (Chairman), Syed Salman Ali Shah, Muhammad Shoaib, Babar Ali Syed, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, and Tariq Hasan. As majority shareholders of WorldCALL Public, we determine the outcome of its board of directors and any corporate transactions including mergers, acquisitions, dividends, and any dissolution. As an owner of of WorldCALL Public, we receive 55% of the share of its profits or losses.

Location of Principal Executive Office

The address of our principal executive office and our contact information is as follows:

GlobalTech Corporation

3550 Barron Way, Suite 13a

Reno, Nevada 89511

Tel: (775) 624- 4817

Our website is: www.globaltechcorporation.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Financial Condition

For the year ended December 31, 2024, our net revenue from the sale of our services in Pakistan and outside Pakistan was $18,255,248 for the year ended December 31, 2023 our net revenue from the sale of our services in Pakistan was $10,613,766. During the year ended December 31, 2024, we incurred a net loss of $2,946,293 and during the December 31, 2023 we had a net loss of $8,324,958.

Our Services

Our subsidiary WorldCALL Public’s Long Distance & International (“LDI”) network provides local and international interconnect services (connections between telecom service operators) to its customers in Pakistan. WorldCALL Public also provides digital television, analog cable television, broadband internet services in Pakistan and technology services outside Pakistan.

We sell our digital television, analog cable television, broadband internet and technology services to consumers and businesses.

Our Revenues

For the years ended December 31, 2024 and December 31, 2023, 99% of our revenues were generated by WorldCALL Public, whereas Worldcall Private and FZC accounted for only 1% of our revenues during these periods, as they are holding companies.

 A breakdown of our revenue by service is as follows

All in USD	12 Months Ended December 31, 2024	12 Months Ended December 31, 2023
Telecom (1)	16,067,643	9,643,277

Broadband (2)	1,856,057	997,417

Technology Services	400,000	-

Other	14,938	40,152

Less Discount	(2,202)	(2,103)

Less Sales Tax	(81,188)	(64,976)

Total	18,255,248	10,613,766

1.	Telecom services consist of local and long-distance origination and connection services.
2.	Broadband services consist of digital television, analog cable television, and broadband internet services.
3.	Technology services consist of development of information technology (IT) solutions.

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

■

Digital Television Services: For digital television services, WorldCALL Public provides a Set-top box for digital signal, which is a converter box that converts an encrypted signal from our central office to the customer’s location where the signal is provided to the customer’s television. Our digital television offers more than 200 channels, providing a television entertainment experience with sharper images, vibrant colors, and stereo sound. We presently have approximately 57,000 customers for our digital television at a monthly cost of between $0.20 to $8.00 per month, which includes Internet and digital television.

■

Analog Cable Television Services: For analog television services, WorldCALL Public provides a coaxial connection, which is directly connected to the customer’s television. Our analog cable television offers 80+ crystal clear channels, including a wide assortment of satellite and in-house channels with a wide range of movies, news, and documentaries. We presently have approximately 550,000 customers for our analog television at a monthly cost of between $0.20 to $8.00 per month. This does not include Internet.

■

Internet Service: We provide internet services to our customers, that allow for data downloads and data uploads. This includes internet access, email facilities, web-page facilities, and any other related internet facility or services that we may provide from time to time.

We use Hybrid Fiber Coaxial (HFC) to transport our signal from our central facility to distribution points within our network using fiber optics. We convert the signal at each location to a radio frequency (RF) signal, which is transported by coaxial cable to our customer locations to provide digital and analog cable and internet. Our Hybrid Fiber Coaxial (HFC) coverage extends to nearly 200,000 home passes in Lahore and Karachi, the two largest cities of Pakistan with a combined population of 34 million, as shown by the Pakistan Bureau of Statistics. Our Cable TV coverage extends to four (4) additional cities and reaches nearly a million households. All connectivity is provided to local loop operators on fiber for further distribution on loop holder HFC infrastructure.

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

WorldCALL Public also has 4,500 kilometers of fiber in three fully redundant ring configurations across one long haul infrastructure which is expected to be activated in the near future. Once activated, the combination of metro fiber and long-haul infrastructure will allow coverage to approximately 3.2 million homes.

Technology Services

WorldCALL Public has developed customized technology solutions tailored to meet specific business needs, enhancing digital transformation.

Patents and Trademarks

We do not hold any patents. World Call Public holds a trademark registered with The Trademarks Registry, Karachi, Government of Pakistan, including the “WorldCall logo”. We also rely on trade secret protection for our confidential and proprietary information.

Employees

We have 291 full-time and 0 part-time employees as of March 24, 2025 as follows:

WorldCALL Telecom Limited	Full-Time (280)	Part Time (-)
Sales & Technical	179	-
Administrative	91	-
Management	10	-

Worldcall Services (Private) Limited	Full-Time (9)	Part-Time (-)
Sales	-	-
Administrative/Management	9	-

Ferret Consulting	Full-Time (2)	Part-Time (-)
Sales	-	-
Administrative/Management	2	-

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants.

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

■

On January 11, 2018, WorldCALL Public entered into an agreement with Station Headquarters Lahore Cantonment granting WorldCALL Public permission to provide triple play services (i.e., cable TV Network, Internet, and telephone service) in Lahore Cantonment serving all Civil and military establishments, institutions, commercial and residential areas, private and public colonies, residential premises, offices and Housing Societies excluding DHA, etc. The agreement expired on December 31, 2023, and is renewable with the mutual consent of both parties, and the parties are in discussions regarding the extension of this agreement.

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

Competitive Business Conditions

For each segment of business operations, we have a different competitive landscape with the following identified competitors.

Competition—Broadband/Internet in Pakistan

The following table shows our and our competitors’ respective customers for Broadband services in Pakistan as of March 24, 2025:

Operator	Customers
WorldCALL Public	57,000
Pakistan Telecommunications Company Limited (“PTCL”)	800,000
Cybernet (PVT) Limited	95,000
Transworld Associates	43.000
Nayatel (Pvt) Limited	23,000
Multinet (Pvt) Limited	28,000
Wateen (Pvt) Limited	5,000

In major metropolitan areas, for our Broadband and cable television services, we compete with two or three operators servicing a specific housing development. Worldcall has transitioned to IP transit wholesale operations and future projections remain positive on account of the unserved or under-served market with good growth potential. WorldCALL was awarded the prestigious “Consumers’ Choice Award” for “Best Affordable Broadband Service”.

Competition—Cable Television in Pakistan

The following table shows our and our competitors’ respective customers for digital and analog cable television service in Pakistan as of March 24, 2025:

Operator	Customers
WorldCALL Public	550,000
Pakistan Telecommunications Company Limited (“PTCL”)	90,000
Cybernet (PVT) Limited	70,000
DG Cable (Consortium)	500.000
Solo Cable (Consortium)	650,000

WorldCALL Public is the largest cable operator in Pakistan and was recognized as such by “Consumers Association of Pakistan”.

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

Costs and Effects of Compliance with Environmental Laws

We have no material costs associated with environmental laws.

Product Liability Insurance

We do not carry commercial liability, including product liability coverage. WorldCALL Public carries property insurance.

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

■	National administrative bodies National Highway Department, Pakistan Ministry of Defense, and Ministry of Communications for Fiber Optic network deployment for its Broadband services.
■	Local governments in Pakistan for Right of Ways (ROW) for its Broadband, Digital Cable and analog television services.

All of our operations are conducted through WorldCALL Public which holds the following licenses:

Type of License	Regulatory Authority	License Fees 12/31/2024	License Fees 12/31/2023	Renewal
Telecommunications and Broadband (1)	Pakistan Telecommunication Authority (the “PTA”)	$30,868	$38,705	Under process

Cable Television (2)	Pakistan Electronic Media Regulatory Authority (“PEMRA”)	$61,794	$55,903	2024-2027

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

Services	License	Expiration
Long Distance and International (PTA)	Nationwide	2024 (Renewal application under process)
Local Loop (PTA)	Lahore and Karachi	2024 (Renewal application under process)
Cable TV	Islamabad/Rawalpindi	2024 (Renewal application under process)
Cable TV	Lahore	2026
Cable TV	Karachi	2027

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

To obtain a license to provide Cable TV and Media services in Pakistan, PEMRA requires a written application supported by relevant documents, as set out in the applicable regulations, and information memoranda or advertisements in respect of the relevant license.

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

Licenses for Cable Television and Media transmission services in Pakistan are typically issued for 5 years by PEMRA and may be renewed on such terms and conditions, and with such fees and contributions, which are consistent with the policy of the “GoP” at the time of expiration. PEMRA may include such additional terms as it considers appropriate, or it may decline to renew a license for various reasons, including violations of applicable license terms, laws, or regulations.

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

17

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

Risks Relating to our Liquidity and Need for Capital

We need additional capital which may not be available on commercially acceptable terms, if at all, and a risk exists whether or not WorldCALL Public can continue as a going concern.

We need additional capital to support our operations and to undertake our business plan. We may also require additional funding in the future to support our operations or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

WorldCALL Public incurred a loss of $4.87 million during the year ended December 31, 2024 (2023: $7.1 million). As of December 31, 2024, the accumulated loss of WorldCALL Public stands at $67.30 million (December 31, 2023: $62.05 million) and its current liabilities exceed its current assets by $29.65 million (December 31, 2023: $25.92 million). These conditions, along with other factors like declining revenue and contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about WorldCALL Public’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•

if we fail to obtain required additional financing to commercialize our planned products and grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or delay product launches, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Additionally, we may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends (provided that none are currently planned) or on the manner in which we conduct our business. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Our substantial amounts of indebtedness and debt service obligations could materially decrease our cash flow, which could adversely affect our business and financial condition.

We have substantial amounts of indebtedness and debt service obligations. As of December 31, 2024, the outstanding principal amount of our external debt for bank loans, and other borrowings amounted to approximately US$6.29 million. In addition to these borrowings, we also have lease liabilities amounting to US$1.31 million. For more information regarding our outstanding indebtedness and debt agreements, See Item 7. Management’s Discussion and Analysis.

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

We may raise additional capital in the future, including through debt financing. If we incur additional indebtedness, the risks that we now face related to our indebtedness and debt service obligations could increase.

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

Our debt is secured by security interests.

We have significant amounts of debt. The principal amount of our debt as of December 31, 2024, was $6.29 million, consisting of $4.26 million of Term Finance Certificates (TFC), and, long term and short-term borrowings of $2.03 million. Certain of these debt facilities are secured by substantially all of our assets and a pledge of the securities of our subsidiaries, and require significant cash to fund principal and interest payments. In the past we have not paid certain amounts of our debt, including under certain term finance certificates. As a result of the above, our creditors, in the event of the occurrence of a default under our secured debt, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

We may not be able to generate sufficient cash flow to meet our current and any future debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make payments on or refinance our current debt or any potential future indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business, and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, interest rates, inflation, and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our current and future potential debt and other obligations. If we are unable to service our current and any future potential indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring, or refinancing such indebtedness, seeking additional capital, or any combination of the foregoing. If we raise debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on future potential indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay such future potential indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our current or future potential debt service and repayment obligations, we may be in default under the terms of the agreements governing such indebtedness, which could allow our creditors at that time to declare such outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on any of our assets that are their collateral. If the amounts outstanding under such indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tariffs and trade wars, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Risks Relating to our Operations and Industry

Our businesses operates in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively.

Our businesses operate in intensely competitive, consumer-driven, rapidly changing environments. We compete with a growing number of companies that provide a broad range of products and services and entertainment, sports, news and information content to consumers. There can be no assurance that we will be able to compete effectively against our competitors or that competition will not have an adverse effect on our businesses.

Many of these competitors offer competitive pricing, packaging and/or bundling of services to customers, which further increases competition. For a more detailed description of the competition facing our businesses, see Item 1: Business and refer to the “Competitive Business Conditions” discussion within that section.

Competitors with significant resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing and packaging continue to increasingly compete with our businesses in all forms. Some of these competitors could also have preferential access to customer data or other competitive information. Further, consolidation of, or cooperation between, our competitors may increase competition in all of these areas. For example, cooperation between competitors may allow them to offer a range of products and services, including aggregating certain content into a stand-alone offering, offering free or lower cost services, potentially on an exclusive basis.

Our competitive position may be negatively affected if we do not provide our customers with a satisfactory customer experience. In addition, our ability to compete effectively depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, business partners, employees, investors and government authorities. For example, some of these constituencies may have their own, and some have conflicting, environmental, social and governance priorities, which may present risks to our reputation and brands if these constituencies perceive misalignment.

Changes in consumer behavior continue to adversely affect our businesses and challenge existing business models.

Distribution platforms continue to challenge existing business models, increase the number of competitors that our businesses face, and have driven, and will continue to drive, changes in consumer behavior as consumers seek control over when, where and how they consume content and access communications services, and how much or for how long they pay for such content.

The number of entertainment choices available to consumers, including streaming service providers and aggregators, social networking and user-generated content platforms, continue to increase, intensify audience fragmentation and disaggregate how content traditionally has been distributed to and viewed by consumers. Our failure to effectively anticipate or adapt to emerging competitors or changes in consumer behavior, including among younger consumers, and shifting business models could have an adverse effect on our competitive position, businesses and results of operations.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third-party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our products and services. We also rely on third-party satellite transponder capacity to provide video services, as well as on third-party wireless networks to offer certain wireless services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties, including as a result of cybersecurity vulnerabilities or incidents, faulty software updates, or any other supply chain compliance-related issues, if our demand exceeds their capacity or if they breach or terminate their agreements with us or are otherwise unable to meet our specifications or provide the equipment, products or services we need in a timely manner (or at all), or at reasonable prices, our ability to provide some products or services may be adversely affected and we may incur additional costs.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology, and equipment may provide them with a competitive advantage. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our products, the distribution methods of our products and content to our customers, the ways in which our customers view our content and the growth of distribution platforms. For example, current and new wireless internet technologies continue to evolve rapidly and may allow for greater speed and reliability for those services as compared with prior technologies and create further competition for our businesses. We expect advances in communications technology to continue to occur in the future.

If we choose technology or equipment that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers or that enhance our business operations, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to successfully compete in the future. We also may generate less revenue or incur increased costs if changes in our competitors’ product offerings require that we offer certain services or enhancements at a lower or no cost to our customers or that we increase our research and development expenditures.

Natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations.

Our services, products and properties are vulnerable to damage from the occurrence of certain events, including natural disasters, severe weather events such as hurricanes and wildfires, and a range of other unforeseeable events such as infectious disease outbreaks, terrorist attacks or other similar events. Such events have in the past caused, and could in the future cause, a variety of adverse business impacts including degradation or disruption of our network, products and services, excessive call volume to call centers, a reduction in demand for our products, disruption of our internal systems, products, services or satellite transmission signals, power outages, and damage to our or our customers’ or vendors’ equipment and properties. These events also may result in lost revenue and large expenditures to repair or replace damaged properties, products and services and could lead to litigation and regulatory fines or remedial measures, including if we inadvertently contributed to damages suffered by others.

The amount and scope of insurance we maintain against losses resulting from these types of events likely would not be sufficient to fully cover our losses or otherwise adequately compensate us for disruptions to our business that may result. We expect that we will continue to experience some or all of these events in the future, and there can be no assurance that any such event will not have an adverse effect on our business, reputation or results of operations.

If WorldCALL Public issues more shares, our ownership could go below 50%.

As a public listed company in Pakistan, WorldCALL Public may issue more rights shares, which we may not be able to exercise thus diluting our ownership in WorldCALL Public. WorldCALL Public is required to obtain consent of shareholders in order to issue additional shares, and as a majority shareholder we can vote against the issuance of additional shares. However, we may allow the issuance of additional shares to manage local financing for WorldCALL Public.

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

We are subject to geopolitical and diplomatic developments that affect Pakistan. The country's current economic challenges, and negotiations with the International Monetary Fund (IMF) for financial stability continue to shape the business environment. Additionally, regional tensions with neighboring countries and global economic shifts—such as U.S.-China trade relations—could indirectly impact Pakistan's economy and, consequently, our operations. Uncertainty in government policies, regulatory changes, and potential shifts in foreign investment policies may influence our financial performance, operational strategy, and long-term growth prospects in the region.

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
■

with the increasing pace of technological developments, including new digital technologies and regulatory changes impacting our industry, we cannot predict future business drivers with certainty, and we cannot assure you that we will adapt to these changes at a competitive pace;

■ we may be forced to utilize more aggressive marketing schemes to retain existing customers and attract new ones that may include lower tariffs and increased incentives;
■

in more mature or saturated markets, there are limits on the extent to which we can continue to grow our customer base, and the continued growth of our business and results of operations will depend, in part, on our ability to extract greater revenue from our existing customers, including through the expansion of data services and the introduction of next-generation technologies, which may prove difficult to accomplish;

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

Increasing competition, market saturation and technological development have led to the increased importance of data services and access to next-generation technologies such as 5G in the markets in Pakistan. The provision of such technologies and services requires significant capital investment in capital equipment and network deployment presenting a risk where we cannot keep up with the demands of our customers. Failure to develop additional revenue market share could materially harm our business, financial condition, results of operations, cash flows or prospects.

We may be unable to keep pace with technological changes and evolving industry standards, which could harm our competitive position and, in turn, materially harm our business.

The telecommunications industry is characterized by rapidly evolving technology, industry standards and service demands, which may vary by country or geographic region. Accordingly, our future success will depend on our ability to effectively anticipate and adapt to the changing technological landscape and the resulting regulations. It is possible that the technologies or equipment we use today will become obsolete or subject to competition from new-generation technologies for which we may be unable to deploy, or obtain the appropriate license, in a timely manner or at all. If we are not able to effectively anticipate or adapt to these technological changes in the telecommunications market or to otherwise compete in a timely and cost-effective manner, we could lose customers, fail to attract new customers, experience lower average revenue per user (ARPU) or incur substantial or unanticipated costs and investments in order to maintain our customer base, all of which could materially affect our business, financial condition, results of operations, cash flows or prospects.

Banking and other financial systems in Pakistan remain underdeveloped in many countries of operation.

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

As a holding company with operating subsidiaries, we depend on the performance of WorldCALL Public, our majority owned subsidiary, and its ability to pay dividends or make other transfers to us as well as the ability to make certain intercompany payments and transfers.

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

Due to the nature of the services that we offer, we are exposed to cybersecurity threats that could negatively impact our business activities through service degradation, alteration, or disruption, including risk of unauthorized access to our systems, networks, and data by private or state-sponsored third parties through exploiting unidentified existing or new weaknesses or flaws in our network or information technology (“IT”) systems or disruption by computer malware or other technical or operational issues. Cybersecurity threats could also lead to the compromise of our physical assets dedicated to processing or storing customer, employee, financial data, and strategic business information, which would result in exposing this information to possible leakage, unauthorized dissemination, and loss of confidentiality.

Our operations are conducted through our 55% owned subsidiary, WorldCALL Public, and its 100% owned subsidiaries, Worldcall Private and FZC. Each is responsible for managing its own cybersecurity risks and putting in place all operational preventive, detective and response capabilities; our operations and business continuity are dependent on how it protects and maintains its network equipment, IT systems and other assets. Although we devote significant resources to the development and improvement of our IT and security systems, we are and will continue to remain vulnerable to cyber-attacks and other cybersecurity threats that could lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, including customer information. Our systems are vulnerable to harmful viruses and the spread of malicious software that could compromise the confidentiality, integrity or availability of our technology assets. In addition, unauthorized users or hackers may access and process the customer and business information we hold, or authorized users may improperly process such data. Such risks are inherent in our business operations, and we will never be able to fully insulate ourselves from these risks. Our systems will remain vulnerable to attacks by third parties who are able to thwart the safeguards we have in place with tactics that are unforeseen or prove to be too sophisticated.

Moreover, we may experience cyber-attacks and IT and network failures and outages due to factors beyond our control, such as malfunction of technology assets or services caused by obsolescence, wear or defects in design or manufacturing, faults during standard or extraordinary maintenance procedures, unforeseen absence of key personnel, and the inability to protect our systems from phishing attacks. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems, processes, and other assets. In such an event, hackers or another cybercrime group (whether private or state-sponsored) may exploit such vulnerabilities, weaknesses or unidentified backdoors (including previously unidentified designed weaknesses embedded into network or IT equipment allowing access by private or government actors) or may be able to cause harm more quickly than we are able to mitigate (zero-day exploits). Although WorldCALL Public and WorldCall Private have implemented cyber-security strategies for mitigating these risks, we cannot be sure you that our network and information technology systems will not be subject to such issues or, if they are, that we will be able to maintain the integrity of our customers’ and employees’ data or that malware, other technical or operational issues or human error will not disrupt our network or systems and cause significant harm to our operations.

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

We do not have direct operational or financial control over our key vendors and have limited influence with respect to the manner in which these key vendors conduct their businesses. Our business, including key network and IT projects, could be materially impacted by disruptions to our key vendors’ businesses or supply chains due to factors, such as significant geopolitical events, changes in law or regulation, the introduction of restrictions to curb epidemics or pandemics, trade tensions and export and re-export restrictions. Any of these factors could affect our vendors’ ability to procure goods, software or technology necessary for the service, production and satisfactory delivery of the supplies, support services, and equipment that we source from them. For example, in May and August 2019, the U.S. Department of Commerce added Huawei and 114 of its affiliates to its “Entity List”, prohibiting companies globally from directly or indirectly exporting, re-exporting or transferring (in-country) all items subject to U.S. export control jurisdiction to Huawei without authorization and procuring items from Huawei when they know or have reason to know that the items were originally procured by Huawei in violation of U.S. export control regulations. Further restrictions adopted by the United States, or any other applicable jurisdiction, on Huawei, could potentially have a material adverse impact on our operations in certain markets where we are reliant on Huawei equipment or services.

We have and may continue to outsource all or a portion of construction, maintenance services, IT infrastructure hosting and network capabilities in certain markets. For example, our data management platforms are dependent on third parties, and we have also entered into outsourcing initiatives in Pakistan. As a result, our business could be materially harmed if our agreements with third parties were to terminate, if our partners experience certain negative developments (financial, legal, regulatory or otherwise), if they become unwilling or unable to service our businesses in Pakistan, or a dispute between us and such parties occurs, which causes our vendors to be unable to fulfill their obligations under our agreements with them on a timely basis, or at all. We also depend on third parties, including software providers and service providers, for our day-to-day business operations. Many of our services are sold to customers through third-party channels. These third-party resellers, agents and dealers that we use to distribute and sell products are not under our control and may stop distributing or selling our products at any time or may more actively promote the products and services of our competitors. Should this occur with particularly important resellers, agents or dealers, we may face difficulty in finding new resellers, sales agents or dealers that can generate the same level of revenue. In addition, our providers are at times subject to supply constraints, particularly when there is high demand for a particular item or when there is a shortage of components.

We cannot assure you that our vendors will continue to provide services and products to us at attractive prices or that we will be able to obtain such services and products in the future from these or other vendors on the scale and within the time frames we require, if at all. If our vendors are unable to provide us with adequate services and products or provide them in a timely manner, our ability to attract customers or offer attractive product offerings could be negatively affected, which in turn could materially harm our business, financial condition, results of operations, cash flows or prospects.

The telecommunications industry is highly capital-intensive and requires substantial and ongoing expenditures of capital.

Our business is highly capital-intensive and requires significant amounts of cash to improve and maintain our networks. The physical infrastructure in our countries of operation, including transportation networks, power generation and transmission and communications systems, is in poor condition. Additionally, supply chain disruptions stemming from Pakistan's economic instability, restrictions on imports due to foreign exchange constraints, and evolving geopolitical tensions can lead to increased costs and delays in accessing essential telecommunications equipment and technology. These factors may impact our capital expenditures, business expansion, and overall operational efficiency.

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

Securing these interconnects and access on cost-effective terms is critical to the economic viability of our operations. Pakistan has a limited number of international cable connections providing access to the internet, data services and telecom services and such international connectivity may be controlled by private entities and/ or national governments that may seek to control or restrict access from time to time or impose conditions on pricing and availability which may impact our access and the competitiveness of our pricing.

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

Many of the jurisdictions in which we operate have laws that restrict cross-border data transfers unless certain criteria are met and/or are developing or implementing laws on data localization requiring data to be stored locally. These laws may restrict our flexibility to leverage our data and build new or consolidate existing technologies, databases and IT systems, limit our ability to use and share personal data, cause us to incur costs, require us to change our business practices in a manner adverse to our business or conflict with other laws we are subject to, exposing us to regulatory risk. The stringent cross-border transfer rules in certain jurisdictions may also prohibit us from disclosing data to foreign authorities upon their request, which may generate a scenario where it is not possible for us to comply with both laws. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

Furthermore, the laws and regulations regarding data privacy may become more stringent over time.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards may result in governmental enforcement actions and investigations, blockage or limitation of our services, fines and penalties. In general, mobile operators are directly liable for actions of third parties to whom they forward personal data for processing. If the third parties we work with violate applicable laws, contractual obligations, or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could, in turn, have a material adverse effect on our business. In addition, concerns regarding our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters could result in negative publicity and have an adverse effect on our reputation. Violation of these data privacy laws and regulations may lead to a seizure of our database and equipment, imposition of administrative sanctions (including in the form of fines, suspension of activities or revocation of license) or result in a ban on the processing of personal data, which, in turn, could lead to the inability to provide services to our customers. The occurrence of any of the aforementioned events, individually or in the aggregate, could harm our brand, business, financial condition, results of operations, cash flows or prospects.

We are subject to supply chain / equipment procurement risks.

All rollouts are subject to the timely and adequate availability of equipment at the operational site. Any supply chain issue on account of any of the multiple factors will have a direct impact on project completion and business operations. During the year 2024, we were subject to supply chain issues as it took longer to receive equipment and supplies due to shortages and as we have seen delays for deployment of our fiber networks. Future supply chain issues could have a material adverse effect on our business and our results of operations.

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

Risks Related to Management, Employees and Directors

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, Dana Green, our Chief Executive Officer, President, and Director, who devotes full-time service to us and Muhammad Azhar Saeed, our Chief Financial Officer. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Green and Mr. Saeed. We do not believe that Mr. Green or Mr. Saeed could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Green or Mr. Saeed, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We do not maintain key man life insurance on Mr. Green or any of our other officers, including Mr. Saeed. Should we lose the services of Mr. Green or Mr. Saeed, and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We also have an active board of directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Members of our board of directors’ work closely with management. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

We rely on our management and if they were to not devote sufficient time to our company, our business plan could be adversely affected.

As discussed above, we are largely dependent upon the personal efforts and abilities of our existing management, including Mr. Green and Mr. Saeed, each of whom plays an active role in our operations. If such executive officers do not devote sufficient time towards our business, we may not be able to effectuate our business plan which would have an adverse effect on our financial conditions and results of operations.

Potential or actual conflicts of interest could arise for certain members of our management team that hold management positions with certain of our subsidiaries.

Our officers and directors, including Muhammed Azhar Saeed, our Chief Financial Officer, hold various other directorship and/or management positions with WorldCALL Public, WorldCall Private and FZC.

These other business interests may create a conflict with our interests and those of our minority stockholders. We could compete with their other business interests for investment capital, technical resources, management time, key personnel and other opportunities; however, we believe those positions and the various other positions our management and board members hold will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ or directors’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers or directors performing services for us and these other entities.

Such involvement by management and members of our Board in other businesses (including with our subsidiaries) may present an actual or perceived conflict of interest regarding decisions such persons make for us, or such counterparties, or with respect to the amount of time available for us. Such conflicts of interest could result in a material adverse effect on our prospects or operations, transactions and agreements, and require the conflicted officers and/or members of our Board to recuse themself from Board decisions. Such conflicts of interest could also lead to future stockholder litigation against such conflicted officers and directors and/or the Company, which could force us to expend significant resources defending and could result in material damages being required to be paid by the Company.

To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any other company with whom our officers or directors are engaged, including our subsidiaries, or our officers and directors themselves, such persons will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual, and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Our management has limited experience in managing day-to-day U.S. public companies; as a result, we may incur additional management-related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Dana Green and Muhammad Azhar Saeed are responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are relatively new to management (Mr. Green has several years of experience with other publicly traded companies and this is Mr. Saeed’s first experience with a U.S. publicly traded company) and will require us to obtain outside assistance from legal, accounting, or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

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

Risks Related to SEC Reporting and Public Company Status

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As of December 31, 2024, the material weakness in our internal control over financial reporting related to inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and in the future may include Nasdaq. In addition, our management also must adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase legal and financial compliance costs and make some activities more time-consuming and costly.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this filing and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this filing. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700.0 million as of any December 31st before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31st or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we will cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Common Stock held by non-affiliates exceeds $250 million as of the prior December 31st, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior December 31st. To the extent we take advantage of such reduced disclosure obligations, it may also make a comparison of our financial statements with other public companies difficult or impossible.

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

Risks Associated with Our Governing Documents and Nevada Law

Our First Amended and Restated Articles of Incorporation provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our First Amended and Restated Articles of Incorporation provide for us, to the fullest extent permitted by the Nevada Revised Statutes (NRS) and other applicable law, as the same may be amended and supplemented, to indemnify any and all persons whom it shall have power to indemnify under said law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by said law, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

In addition, our First Amended and Restated Articles of Incorporation require us to advance, prior to the final disposition of the action, suit or proceeding, the expenses of officers and directors incurred in defending any threatened, pending, or completed action, suit or proceeding (including without limitation, an action, suit or proceeding by or in the right of the Company), whether civil, criminal, administrative or investigative, involving alleged acts or omissions of such officer or director in his or her capacity as an officer or director of the Company or member, manager, or managing member of a predecessor limited liability company or affiliate of such limited liability company or while serving in any capacity at the request of the Company as a director, officer, employee, agent, member, manager, managing member, partner, or fiduciary of, or in any other capacity for, another Company or any partnership, joint venture, trust, or other enterprise, as they are incurred. Additionally, to the extent that an officer or director is successful on the merits in defense of any such action, suit or proceeding, or in the defense of any claim, issue or matter therein, the Company is required to indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense. Notwithstanding the above, no director or officer may be indemnified for expenses incurred in defending any threatened, pending, or completed action, suit or proceeding (including without limitation, an action, suit or proceeding by or in the right of the Company), whether civil, criminal, administrative or investigative, that such director or officer incurred in his or her capacity as a stockholder.

These indemnification obligations may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the reasonable opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our First Amended and Restated Articles of Incorporation contain a specific provision that limits the liability of our directors and officers and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our First Amended and Restated Articles of Incorporation contain a specific provision that limits the liability of our directors and officers to the fullest extent permitted by the NRS. The foregoing limitation of liability provisions could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of our company more difficult even if it might benefit our stockholders.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Shares of preferred stock may be issued by our board of directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our board of directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution.

Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our stockholders. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease.

Anti-takeover provisions in our First Amended and Restated Articles of Incorporation and our Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our First Amended and Restated Articles of Incorporation and Bylaws and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for our securities. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	the removal of directors only with the approval of shareholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
●	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Articles of Incorporation, as amended, or Bylaws, or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Regulatory, Compliance and Legal Risks

We are subject to the risk of becoming an investment company.

Because we are a holding company, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We do not currently believe we should be classified as an investment company, and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act. This is because less than 40% of our total assets are investment securities, as such term is defined in the Investment Company Act, and because we do not invest or intend to invest in securities as our primary business.

However, events beyond our control, including WorldCALL Public’s issuance of additional shares of capital stock, taking our ownership below 50% of WorldCALL Public, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act.  Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

If we are unsuccessful, then we will be required to register as a registered investment company and will be subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have.

If it were established that we were an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act.

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns.

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

As we expand certain areas of our business and provide new services, we may be subject to additional laws and regulations. In addition, certain regulations may require us to reduce retail prices, require us to offer access to our network to other operators, or result in the imposition of fines if we fail to fulfill our service commitments. In our country of operation, we may be required to obtain approval for offers and advertising campaigns, which can delay our marketing campaigns and require restructuring of business initiatives. We may also be required to obtain approvals for certain acquisitions, reorganizations or other transactions, and failure to obtain such approvals may impede or harm our business and our ability to adjust our operations or acquire or divest of businesses or assets. Laws and regulations in some jurisdictions, specifically Pakistan, oblige us to install surveillance, interception and data retention equipment to ensure that our networks are capable of allowing the government to monitor data and voice traffic on our networks.

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

Violations of and changes to applicable sanctions and embargo laws, including export control restrictions and tariffs, may harm our business.

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

The introduction of new tax laws or the amendment of existing tax laws, such as those relating to transfer pricing rules or the deduction of interest expenses in the markets in which we operate, may also increase the risk of adjustments being made by the tax authorities and, as a result, could have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. For example, within the Organization for Economic Co-operation and Development (“OECD”), there is an initiative aimed at avoiding base erosion and profit shifting (“BEPS”) for tax purposes. This OECD BEPS project has resulted in further developments in other countries, and in particular, in the European Union.

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

These considerations are compounded by the fact that the interpretation and enforcement of tax laws in the emerging markets in which we operate tend to be unpredictable and give rise to significant uncertainties, which could complicate our tax planning and business decisions. Any additional tax liability imposed on us by tax authorities in this manner, as well as any unforeseen changes in applicable tax laws or changes in the tax authorities’ interpretations of the respective double tax treaties in effect, could harm our future results of operations, cash flows, or the amounts of dividends available for distribution to shareholders in a particular period. We have incurred costs and diverted personnel resources to reduce the impact of this increase in withholding tax on our financing operations. Furthermore, we may be required to accrue substantial amounts for contingent tax liabilities, and the amounts accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. From time to time, we may also identify tax contingencies for which we have not recorded an accrual. Such un-accrued tax contingencies could materialize and require us to pay additional amounts of tax.

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

For example, customer verification and re-verification initiatives have been implemented, which could result in the loss of some of our customer base in a particular market. In addition to customer losses, such requirements can result in claims from legitimate customers who are incorrectly blocked, fines, license suspensions and other liabilities for failure to comply with the requirements. To the extent re-verification and/or new verification requirements are imposed in the jurisdictions in which we operate, it could have an adverse impact on our business, financial condition, results of operations and prospects. In addition, we have seen the adoption of data localization and protection laws that prohibit the collection of certain personal data through servers located outside of the respective jurisdictions.

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

We operate in countries that pose elevated risks of corruption and are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), notwithstanding the fact that in February 2025, President Donald Trump signed an executive order (EO) pausing all future investigations and enforcement actions under the FCPA for at least 180 days, and local laws in Pakistan, where our operations are conducted. An investigation into allegations of non-compliance or a finding of non-compliance with anti-corruption laws or other laws governing the conduct of business may subject us to administrative and other financial costs, reputational damage, criminal or civil penalties, or other remedial measures, which could significantly harm our business, financial condition, results of operations, cash flows or prospects. Anti-corruption laws generally prohibit companies and their intermediaries from promising, filing, or giving financial or other things of value or advantage to someone for the purpose of improperly influencing a matter or obtaining or retaining business or rewarding improper conduct. The FCPA further requires issuers, including foreign issuers with securities registered on a U.S. stock exchange, to maintain accurate books and records and a system of sufficient internal controls. We plan to regularly review and update our policies and procedures and internal controls to provide reasonable assurance that we and our personnel comply with the applicable anti-corruption laws, although we cannot guarantee that these efforts will be successful.

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

We are subject to risks associated with regulatory shifts.

Telecom, Broadband and Cable TV sectors are highly regulated and business operations are exposed to any regulatory shift that may impact ease of business operations or cost of operations.

Additionally, any change in Government Tariff/Taxation structure applicable to the business or duty / levies for import of required equipment remains a risk factor for service operations.

Risks Related to Our Operation in Pakistan

We are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan.

Our operations are exposed to foreign currency exchange risk. Though Pakistan currency has strengthened by 1.26% against the US Dollar between 2023 and 2024, however, future devaluation or strengthening is expected, and the extent of the same is not quantifiable at the moment. A significant amount of our costs, expenditures and liabilities, including capital expenditures and borrowings, is denominated in U.S. dollars and Pakistan Rupees. Foreign exchange rate fluctuations can have an effect on our operations in Pakistan, specifically on a completed transaction prior to its settlement. Future transactions planned by the Company are subject to foreign exchange rates, which may make acquisition of equipment and capital expenditures unfeasible or nonproductive for the Company.

The value of the Pakistan Rupee has experienced significant volatility in previous years in response to certain political and economic issues, and such volatility may continue and result in the depreciation of these currencies against the U.S. dollar. When the Pakistan Rupee depreciates against the U.S. Dollar in a given period, the results of our business expressed in U.S. Dollars will be lower period-on-period, even assuming consistent Pakistan Rupee revenue across the periods.

Foreign exchange rate fluctuations can influence the Company’s operations in Pakistan specifically on a completed transaction prior to its settlement. Additionally, risks associated with United States Government regulations on possible sanctions regimes that may affect operations in Pakistan cannot be quantified at the moment. Future transactions planned by the Company are subject to foreign exchange rates which may make the acquisition of equipment and capital expenditures un-feasible or nonproductive for the Company.

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

Compliance with such measures may require substantial costs and management resources and conflict with our legal obligations in other countries. Failure to comply may lead to administrative fines, impair our ability to operate or cause reputational damage. In addition, compliance with any such obligations may prompt allegations related to data privacy or human rights concerns, which could, in turn, result in reputational harm or otherwise impact our ability to operate our business, financial condition, results of operations, cash flows, or prospects.

We are subject to political / economic instability risks.

Pakistan is going through turbulent times on the political and economic front. Further political instability contributing to economic instability may negatively impact Company operations in Pakistan.

We face business interruptions due to terrorism or civil unrest which could adversely affect us.

Our business and our assets are located in Pakistan, a country which from time to time faces terrorism and civil unrest, and as a result, we and our affiliates could be potential targets of terrorism. In addition, any prolonged interruption to our operations could have a material adverse effect on our results of operations. We currently do not have business interruption insurance in place. If and when we do have business interruption insurance coverage it may only cover some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our trademarks, reputation and customers. Any one or more of these events could have a material adverse effect on our business, results of operation, financial condition and/or cash flow.

Risks Relating to Online Legal Disputes

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL“)

We have a dispute of USD 0.26 million (2023: USD 0.26 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2023: USD 0.17 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to USD 1.2 million (2023: USD 1.18 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in the Company's favor as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

If PTCL was to prevail, we will be subject to the number of billings by PTCL.

Litigation with Pakistan Telecommunication Authority

We are subject of litigation with Pakistan Telecommunication Authority (“PTA”) involving regulatory and other dues. If PTA prevails, PTA may suspend or terminate our license, additionally, we may be subject to additional penalties in the form of late charges and interest. We have counterclaims against PTA which are pending with courts in Pakistan.

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

Risks Related to Our Securities

There is no material public market for our common stock.

Although our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets in April 2024, to date only a limited number of shares of our common stock have traded. A significant market may not develop in the future for our common stock. If for any reason a material public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

●	Quarterly variations in our results of operations or those of our competitors;

●	Announcements by us or our competitors;

●	Disruption to our operations;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our board or management;

●	Changes in governmental regulations or in the status of our regulatory approvals; and

●	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the future. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our common stock may not be approved for listing on Nasdaq.

In the future, we plan to apply to have our common stock listed on the Nasdaq Capital Market. We have to date not formally applied for uplisting however and any application we submit in the future may not be approved. In order to be approved for listing on the Nasdaq Capital Market, we need to meet certain requirements of Nasdaq, including, but not limited to: meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum bid of $4.00 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a minimum bid price of $4.00 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a minimum bid price of $4.00 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500. As an alternative to the minimum bid price per share of $4.00, a company can meet a minimum closing price of $3.00 per share ($2.00 per share under the listing standard discussed in (3) above) if the company has (i) average annual revenues of $6 million for three years, (ii) net tangible assets of $5 million or (iii) net tangible assets of $2 million and a 3-year operating history. Currently traded companies qualifying under standard (2) above must meet the $50 million market value of listed securities and the applicable bid price requirement for 90 consecutive trading days before applying. We do not currently meet Nasdaq’s initial listing standards and may not meet such standards in the future. Also, even if we meet such standards, Nasdaq may not approve any application for uplisting we submit.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and dilute the value of your investment in the common stock.

Our certificate of incorporation authorizes us to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of the date of this Report, we have 139,933,391 shares of Common Stock and 0 shares of preferred stock outstanding. Accordingly, we may issue up to an additional 360,066,609 shares of Common Stock and 50,000,000 shares of preferred stock. The future issuance of the common stock may result in substantial dilution in the percentage of the common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the common stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 139,933,391 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board of Directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

General Risk Factors

We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	increase our market share;

•	increase consumer awareness of our brand and maintain our reputation;

•	anticipate and respond to macroeconomic changes;

•	compete effectively;

•	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

•	effectively manage our growth; and

•	hire, integrate, and retain talented people at all levels of our organization.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•	implement additional management information systems;

•	further develop our operating, administrative, legal, financial, and accounting systems and controls;

•	hire additional personnel;

•	develop additional levels of management within our company;

•	locate additional office space; and

•	maintain close coordination among our operations, legal, finance, sales and marketing, and client service and support personnel.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could have an adverse effect on future operating results.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired assets or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and members and customers as a result of any integration of new management personnel;

•	liability associated with acquired assets;

•	the effect of any government regulations which relate to the business acquired;

•

potential unknown liabilities associated with acquired businesses, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

•	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities.

In general, we have complete discretion over the use of our working capital and any new investment capital we may obtain in the future. Because of the number and variety of factors that could determine our use of funds, our ultimate expenditure of funds (and their uses) may vary substantially from our current intended operating plan for such funds. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a stockholder’s investment.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

We may be subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings relating to our operations or those of third parties, and other matters. Any of these types of proceedings, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered technologies, damaging our reputation, or otherwise having a material effect on our operations.

Our indebtedness may reduce our financial flexibility, increase interest expense and adversely impact our operations and our costs.

Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows is required to be used to service our indebtedness;

•	a high level of debt increases our vulnerability to general adverse economic and industry conditions;

•

covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds and provide additional security interests, dispose of assets, pay dividends and make certain investments;

•

a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC and Nasdaq with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

•

establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules and regulations promulgated by Nasdaq;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

•	involve and retain to a greater degree outside counsel and accountants in the above activities;

•	maintain a comprehensive internal audit function; and

•	maintain an investor relations function.

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Our business could be adversely affected by security threats, including cybersecurity threats.

We face various security threats, including cybersecurity threats to gain unauthorized access to our sensitive information, to seek initiation of unauthorized fund transfers, or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, reputational damage, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

The threat and impact of terrorist attacks, cyber-attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers and employees could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the stockholders, subject to the requirements of Nasdaq (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days immediately preceding the signing of the binding agreement), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Securities analysts may not cover, or continue to cover, our common stock and this may have a negative impact on the market price of our securities.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We do not have any independent analysts that cover our common stock. Further, we may not be able to obtain additional research coverage by independent securities and industry analysts. If no independent securities or industry analysts continue coverage of us, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

The Company does not insure against all potential losses, which could result in significant financial exposure.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for oil and gas. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

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

Our subsidiary operations in Worldcall Public are additionally subject to cyber security audits by Regulator (Pakistan Telecommunication Authority). The last audit for network security (Including Cyber Security) was conducted in 2023 with a clean report on compliance.

The Company’s software development work is monitored by a dedicated Governance structure which is also responsible for cyber security of software operations. The Company is also processing compliance to standards applicable to specific industry requirements (SOC 2).

Due to nature of our business related to telecom, broadband, software development and cable services, respective operations have implemented internal policies that cover network security, IT infrastructure and software, physical access controls, data security, privacy policy required for operations.

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

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties

■

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 9,219,860 shares of our common stock, representing 6.59% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director for Satview Broadband Ltd. We pay annual rents of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2025. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

■

WorldCALL Public occupies 30,000 square feet of space located at Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan for annual rents of $ 82,837/- from Al Khair Polymer (Pvt) Ltd pursuant to a written lease agreement, which expires on February 28, 2031. One hundred and two (102) employees of WorldCALL Public work at this location. We believe this space is sufficient to meet WorldCALL Public’s needs. We do not anticipate any significant difficulties in obtaining any additional space for WorldCALL Public if needed.

■

WorldCall Private occupies 3,000 square feet of space located at Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan for annual rents of $ 14,180/- from WorldCALL Public pursuant to a written lease agreement, which expires on January 31, 2027. Six of our employees work at this location. We believe this space is sufficient to meet WorldCall Private’s current needs. We do not anticipate any significant difficulties in obtaining any additional space for Worldcall Private if needed.

■

FZC occupies 120 square feet of space located at SM-Office-E1-26A032, Ajman, the United Arab Emirates for annual rents of $ 3,226/- from Ajman Free Zone Authority pursuant to a written lease agreement, which expires on 27th August 2024. One of our employees works at this location. We believe this space is sufficient to meet FZC’s current needs. We do not anticipate any significant difficulties in obtaining any additional space for FZC if needed.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

Item 3. Legal Proceedings

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 19—Contingencies and Commitments”, in the consolidated financial statements included herein on page F-1, beginning after the signature page hereof. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Markets maintained by OTC Markets under the symbol “GLTK”. OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Standard Register & Transfer Company, located at 440 East 400 South Suite 300, Salt Lake City, Utah 84111.

On April 24, 2024, our common stock began being quoted on the OTC Pink market maintained by OTC Markets under the symbol “GLTK”, provided that only a limited number of our common stock have been traded to date in a very limited and sporadic market.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2024

	High		Low
Fiscal Quarter Ended:
June 30, 2024	$	*	$	*
September 30, 2024		$2.82		$0.75
December 31, 2024		$2.90		$2.09

* No trades during this period.

The volume of shares traded on the OTC Pink Market was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Holders

As of December 31, 2024, there were 797 holders of record of our common stock and 139,933,391 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024.

Purchases of Equity Securities by the Company

We did not repurchase any of our shares of common stock during the fiscal year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section generally discusses fiscal 2024 compared to fiscal 2023.

Management discussion and analysis included in this section reflects management’s views on the business operations and have not been subjected to a third-party audit. However, effort has been made to keep it precise and reflective of the current status. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

Fiscal Year Highlights

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1A. Risk Factors depict important factors that could cause actual results to differ from expectations. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of GlobalTech Corporation included herein.

Overview

We are a technology holding company. As a technology holding company we have infrastructure assets that form the backbone of our Telecom, Cable TV and Broadband service offering. The Company is also engaged in development of software products and solutions that are offered as standalone service offering to clients.

We are engaged in Telecom, Media and Broadband operations through our subsidiary in Pakistan. We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial (HFC) and state-of-the-art fiber optic networks. We also provide fiber optic network connectivity services to corporates including telecom operators. For corporate and consumers’ segments, we also provide Fiber to the Home (FTTH) connectivity for broadband and cable TV services. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan.

Under our technology development initiative, we have also developed and matured software products and services, targeting emergent opportunities in AI & Big data.

Artificial Intelligence (AI) maturity as a technology and its availability at reasonable pricing is impacting the conduct of business across a wide spectrum of industries. Artificial Intelligence with its ability to deliver actionable insight on a specific data-set impacts the Company’s decision-making processes and it further streamlines workflows for cost, time and operational efficiency. We believe this presents an opportunity to target existing market applications and requirements that can be better serviced by using new tools available for solutions development and delivery in the AI domain.  In big data applications, data ingestion, curation and analysis, powered by technology stack available under AI, is being facilitated by enhanced processing power and development of customized algorithms for specific requirements. Cloud and hosting infrastructure is also maturing at pace with industry requirements.

Our core focus for software development is on regulatory compliance assurance (including risk mitigation solutions), integrated e-commerce with ERP offerings and big data platforms. We believe our focus areas for software development have robust market credentials in terms of existing market and good future growth potential down the line. We believe that a major part of our existing market in these target segments will need to migrate to better, faster and more cost-efficient offerings developed using the latest technology stack. We believe that our focus areas represent significant opportunity as a major portion of the current market is serviced by technology products that are not AI ready or enabled and would need significant development to transform into a more competitive product.

The Company also operates a Center of Excellence (CoE) for AI & Big Data services to support our software solutions development and sales. It includes a wide reaching industry engagement initiative to enable co-creation and collaborative software developments. A curated portfolio of significant products is showcased on our website and certain significant products are also marketed through their own dedicated branding with independent web and social media presence.

Telecom, Broadband and Cable TV Operations

Long Distance and International Operations

The Company maintains a robust infrastructure and international interconnect portfolio for its international traffic operations. The operations target voice traffic coming to Pakistan principally originating from the overseas Pakistani population calling home and not any significant business / corporate originations. Traditional traffic origination points are Middle Eastern countries, the United Kingdom, and North America. Termination of voice traffic is highly regulated in Pakistan and the Company has been in operation since 2004 in this segment of operations.

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $6.42 million in 2024 compared to 2023. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

Broadband and Cable Operations

The Company has nearly 1,900 kilometers (1,180 miles) of fiber optic infrastructure deployed across 20 major cities of Pakistan with a potential ability to access a market of almost 3 million households for subscriber acquisition. We believe that this is a major asset moving forward as access to subscriber concentration points is essential for our future strategy. Our focus areas remain on upgrade of our existing HFC subscriber base to FTTH which has continued for this year.

Broadband customers increased in 2024 through our offering of more affordable broadband only service on FTTH and additional revenues of $0.86 million were recorded in 2024. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in 2024 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue.

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $0.40 million in 2024, compared to 2023. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in US market.

Moving forward we expect revenue contributions from technology operations and services to increase significantly.

The Company has following significant product and services in its technology offerings:

Digital Lending Platform

CADNZ is a unique AI – Enabled Digital Lending Platform that seeks to deliver frictionless operational excellence. The platform incorporates the latest technology framework. For AI enablement, the Company developed a robust data-management solution including data-warehousing, a customized ETL (Extract, Transform and Load) engine that can handle a wide set of data integration requirements and seamless connectivity scheme that can facilitate integration of third-party applications as per client requirements. A reporting engine delivers actionable insights along with trigger automations that can identify and highlight areas of intervention independently. Data structure has also been enabled for future AI integration for specific client requirements. We believe that CADNZ is an ideal solution for small to medium sized banks and credit unions. It replaces multiple fragmented system deployments by integrating all functionalities into a single AI – driven hub. CADNZ automates workflows, empowering banking staff to focus on customer engagements and business growth delivering seamless interactions for both clients and customers. CADNZ is specifically developed for the US banking sector  and we believe that this has huge potential. In the future, the Company plans to offer this product in Europe, the UK and the Middle East. We believe that this project has potential to generate significant revenues for the Company moving forward.

Compliance Assurance and Risk Mitigation

Under the auspices of the Company’s AI & Big Data Center of Excellence (CoE) initiative, the Company has worked to strengthen the collaborative development of products that make use of the latest technology stacks targeting compliance delivery and risk mitigation for various applications in law enforcement and the financial sector. Three products have been curated for global operations These are cocreation initiatives where Go-to-Market and sales in respective territories is the responsibility of the Company.

EntityScan is focused on individual and corporate listings for usage by banks and law enforcement agencies for intelligent sanction and criminal screening for compliance and risk management. The core database is connected to a significant number of sources and is updated in near to real-time for its data points by reviewing daily updates as released by respective entities. ETL processing for uniformity is ensured and query results are further curated for accuracy and relevance. AI is deployed for curation of data (exact and fuzzy match) and processing of distorted images.

EDFI-AI (Enhanced Digital Financial Information powered by AI is focused on predictive and pre-emptive transaction analysis that can be deployed in any transactional space for identification of suspicious and fraudulent activities. A proprietary framework ETL, processes and populates a database with historic data, curates the relationship schematics into a graphical representation of transactions collapsed for simplicity and ready analysis. Once the system is deployed, transactions can be monitored on multiple data points in parallel to isolate any anomalous behavior that may require intervention to ensure compliance. EDFI-AI as a product is primarily structured for banks. AI is deployed for a network analysis engine and use of graph database.

HyperLocal PEP Scan is focused on identifying and classifying Politically Exposed Persons for financial institutions. The HyperLocal PEP listing is further augmented by review of local data to deliver a hyperlocal Politically Exposed Persons (PEP) tool. Local data ingestion is further augmented by AI enabled search tools used in facial recognition and RCA (Relatives and Close Associates) development. PEP handling by financial institutions is highly regulated and sensitive and our HyperLocal PEP Scan delivers a robust solution which is much faster to deploy with a much higher degree of accuracy than competitors products.

The portfolio of projects is ready for commercial sale and is being marketed for global deployment in US and international markets.

ERP with e-commerce integration

Our Thrivo.AI platform is being developed by the Company to integrate retail centric ERP with AI enabled e-commerce offerings. We believe that current e-commerce offerings provide limited data insight to business owners related to actual decision matrices that can translate into sales on their storefront. The Company is developing an e-commerce platform offering that would capture additional data points related to sales maturity and deliver actionable insight to business owners for improved sales conversion. AI tools are being used for creating the data-management solution and BI dashboard development. We believe that it offers unique competitive advantages for small to midsized retail operations that require additional actionable insights in the changing landscape of business operations. Thrivo.AI directly contributes towards enhanced efficiency, agility and business resilience of its clients. Thrivi.AI is being packaged in a modular architecture to ensure a smooth on-boarding of clients in least cumbersome manner with additional cost efficiency as it deliver all-in-one integration. It is targeted to replace disparate offerings that functionally deliver ERP, retail management and e-commerce in standalone architecture.

Service 1a is charged at bulk monthly rates with unlimited volumes of traffic. The origination operator is able to generate additional volumes by offering discounted calling rates for Pakistan and local Pakistani operators connected to the Company’s LDI networks which benefits from additional income by utilization of vacant capacity on the interconnect. The Company’s margin is fixed irrespective of the volume of traffic.

Service 1b is charged on per minute of traffic (on per second incremental basis) to the originating party along with a corresponding termination rate charged by the terminating party connected to Company’s LDI network.

Services 2a and 3a is direct fiber connectivity to the end user through Fiber to the Home (FTTH) architecture. Service is charged as per subscription opted by the end user, and includes cable TV and broadband data. Cable TV offerings further includes the option for analogue, digital or both services.

Services 2b and 3b is direct hybrid fiber coaxial (HFC) connectivity to the end user. Service is charged as per subscription opted by the end user and includes cable TV and broadband data. Cable TV offerings further include options to have analogue, digital or both services. Compared to FTTH, HFC offers a lower capacity broadband connectivity for the end-user.

Service 2c is connecting local resellers to the Company’s backbone where service offerings and packaging is done by the Company and local loop operators only manage subscriber services for connectivity and network maintenance. The Company charges individual packages on a pre-paid top-up basis.

Service 2d provides backhaul and core network connectivity for telecom operators along with P2P links for corporate data connectivity. Telecom operator’s charges are on a long-term lease basis with O&M charged on an annual basis for a specific length of fiber optic network deployment. For corporate clients, this includes one-time charges for network deployment with monthly O&M.

Service 3c connects and provides local cable operators and local loop operators with the Company’s Cable TV services (Analogue and Digital). The connection is made on fiber optic cable to end-user premises and further distribution is handled by local loop operators through their own resources.

Service 1 is monitored for volume of traffic and applicable rates. Services 2a, 2b, 2c, 3a and 3b are monitored on subscriber connected basis. Services 2d and 3c are monitored for new sales and a Service Level Agreement (SLA) is delivered for existing customers.

Service 4a, for our software development services, the Company charges on a delivery basis with prices for services and products. as per negotiated contract terms with clients.

Service 4b, for software products, the charges are on annual and /or monthly subscription basis along with options for charging on per query and /or usage basis.

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at $16.067 million for the year ended 2024, compared to $9.643 million for the year ended 2023. This increase of approximately $6.424 million was primarily due to an increase in the volume of our international termination business. Broadband services generated revenue of $1.856 million in 2024, compared to $0.997 million in 2023. This increase of $0.859 million is mainly due to internet service sales in 2024. Technology Revenue was $0.40 million in 2024, which is a new stream of income which took place during the current year.

Adjusted net loss for the year ended 2024 was $0.40 million, and net loss for the year 2023 ended was $6.019 million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the year ended 2024 is $2.47 million, whereas Adjusted EBITDA for the year ended 2023 is $2.93 million.

Non-GAAP Financial Measures

We have included Adjusted EBITDA in this Report as a supplement to GAAP measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. Adjusted EBITDA is presented because we believe it provides additional useful information to investors due to the various noncash items during the period. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Adjusted EBITDA does not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. You should not consider Adjusted EBITDA in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s presentation of this measure should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of this non-GAAP measure to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view this non-GAAP measure in conjunction with the most directly comparable GAAP financial measure.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	December 31,
	2024	2023
Net revenue	$18,255,248	$10,613,766
Adjusted EBITDA	$2,473,516	$2,929,562
Loss from Operations	$(401,297)	$(6,019,499)

Set forth below is a presentation and reconciliation of our Adjusted EBITDA for the years ended December 31, 2024 and 2023 to net loss:

	December 31,
	2024	2023

Net revenue	$18,255,248	$10,613,766

GAAP net loss	(2,946,293)	(8,324,958)

Depreciation and amortization	2,804,936	3,368,165
Finance cost	2,365,281	2,153,679
Taxation	179,733	151,780
Exchange loss	69,859	5,580,144
Adjusted EBITDA	$2,473,516	$2,929,562

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and loss from operations for 2024 were impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband and technology services, whereas Adjusted EBITDA and loss from operations in 2023 were impacted by the decline in in broadband revenue and exchange loss due to devaluation of currency.

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

Gross Margin: In 2024, the Company recorded a gross margin of $1.46 million for the year ended 2024, a significant increase compared to $0.60 million for the year ended 2023. This improvement was primarily driven by the growth in Telecom service revenues, which amounted to $6.42 million, the rise in broadband revenue, which was $0.86 million and an increase in technology service revenue of $0.40 million. These revenue streams contributed positively to the overall increase in gross margin. The increase in telecom service revenues was largely attributed to a rise in international termination services, which involve the processing of international calls.

Direct operating costs: Direct operating costs stood at $16.80 million for the year ended 2024, compared to $10.01 million for the year ended 2023. The increase in direct operating cost was mainly due to the increase in interconnect, settlement and other charges, which were in line with an increase in international termination revenue. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels are planned to be maintained; and our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we expect that we will be able to substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at $2.51 million for the year ended 2024, compared to $1.97 million for the year ended 2023. The increase in operating costs was mainly due to increases in legal and professional and directors’ meeting and remuneration expenses.

Other income and expenses: The Company recorded other income of $3.66 million for the year ended 2024, compared to $4.46 million for the year ended 2023, and this decrease is mainly due to gain on disposal of investments last year.

Updates on plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues have delivered quantitative growth during 2024. The Company plans to maintain its operations with focus on voice termination into Pakistan as primary service in 2025.

Broadband and Cable TV Operations:

The Company plans to continue with an expansion of its affordable broadband only connectivity services on FTTH along with upgrade of its existing HFC subscribers to FTTH connectivity.

Software Solutions and Technology Products:

The Company has developed an impressive portfolio of technology products for its global offerings. The Company has also established a robust eco-system within the organization for managing sales and product support services for its products. Moving forward, the Company plans to focus on products that have significant and established market size with expected good growth potential.

We believe that there is an opportunity to offer better products based on new technological innovations in the AI & Big Data space that can replace previous generations of products that define the bulk of our existing markets. We plan to work to maximize market penetration of our offerings during this window of opportunities as clients migrate / upgrade to latest offerings, letting go of traditional software solutions based on older technology stacks.

Company CRM and related software and IT tools for operations have been further upgraded to form a commercial product BillCare (www.billcare.io) and a sales platform has been established for the same.

Market engagement with demos, discovery workshops and walkthroughs have been arranged for our partners and clients. These engagements have been very productive but we expect that the full extent of the commercial potential will only become evident with time and progress achieved in sales.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of December 31, 2024, was $6.29 million, consisting of $4.26 million of Term Finance Certificates (TFC), and, long term and short-term borrowings of $2.03 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$5.12 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.

Notwithstanding the above, the Company has taken certain steps to address its liquidity and capital requirements:

A settlement offer has been made to the Term Finance Certificates (TFC) holders in Pakistan against an equity swap for the Company’s common stock. The same is under review by the TFC holders. If accepted by the TFC holders, this would address a major portion of our debt and also reflect positively on our financial performance on account of reduced interest costs. However, the probability of success cannot be gauged at the moment as it involves approval from the TFC holders and then execution of the transaction in a compliant manner, therefore, regulatory compliance is being assessed. This offer is at an early stage and the TFC holders may not accept our offer or there may be other compliance issues that may affect the  execution of this offer. The issuance of shares of common stock to the TFC holders may cause dilution to existing shareholders.

Moving into 2025, the Company may seek to raise equity funding through private or public offerings, including as part of its larger plan to uplist its common stock on the Nasdaq Capital Market; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

While there is no guarantee that we will raise sufficient funds to meet our capital needs or that even if available it will be on terms acceptable to us, we will be very cautious and prudent about any new capital raise given the global market uncertainties. However, we are very conscious of the dilutive effect and price pressures in raising equity-based capital.

Despite the challenging environment, we are continually expanding our FTTH network using our existing equipment inventory consisting of Fiber Optic Cable and Customer Premises Equipment without having to deploy additional capital to purchase such equipment. We anticipate that the continual deployment will result in additional revenues for the Company.

We actively review possible acquisitions and mergers against our objectives including, among other considerations, improving operational efficiency, achieving synergies, improving product development or technical capabilities of our business, and achieving appropriate return targets, and we may participate in such acquisitions, to the extent we believe these possibilities present attractive opportunities, and funding permitting. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures with the main focus on growth in international termination traffic, FTTH rollout, Data, and Fiber sales, software product and service and our ability to convert the same in to increases in bottom line cash flows.

The Company believes its cash and cash equivalents, which totaled $3,455,270 as of December 31, 2024, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,633,019 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under Notes 10 (Trade and Other Payables), 11 (Current Portion of Non-Current Liabilities), 13 (Short Term Borrowings), 14 (Term Finance Certificates (TFCS)), 15 (Long Term Financing – Secured), 16 (License Fee Payable), 17 (Post-Employment Benefits), and 18 (Other Payables), in the notes to audited financial statements for the years ended December 31, 2024 and 2023 included herein beginning after the signature page hereof.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,455,270 and $3,261,539 cash and cash equivalents as of December 31, 2024, and 2023, respectively. Which includes restricted cash of $2,633,019 and $2,353,442, that is not available for immediate ordinary business use.

Operating Activities: Net cash generated from operating activities increased during the 2024 year by $3.16 million, primarily due to an increase in international termination, FTTH sales and income from deposits and saving accounts. Net cash generated from and used in operating activities for the years ended December 31, 2024, and 2023 was $ 0.23 million and $(2.94) million, respectively.

Investing Activities: Net cash used in investing activities for the years ended December 31, 2024, and 2023, was $315 and $0.13 million, respectively. The decrease in cash used was primarily due to a decrease in net purchases of property and equipment.

Financing Activities: Net cash used in financing activities was $0.51 million during the year ended December 31, 2024, compared to $0.28 million for the year ended December 31, 2023, which increase was mainly due to an increase in repayments of debt.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2024, and are included elsewhere in this annual report on Form 10-K.

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

Revenue from Contracts with Customers:

We account for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations.

We derive revenue from seven primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, (6) Advertisement Services and (7) Technology Services. All our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

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

Technology services:

This relates to the sale of technology services whereby the Company provides services to third parties for development and deployment of solutions as per the requirements of the customer. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled a Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The Company has initiated revenue generation from its technology services by integrating AI and Big Data advancements into its offerings. To optimize costs, development and product support operations are managed from Pakistan. Over the next three quarters, the Company aims to enhance its services and expand market engagement to drive sales growth.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants in 2024.

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

Item 8. Financial Statements and Supplementary Data

The audit report of Saeed Kamran & Co, Chartered Professional Accountants, and our audited financial statements for the years ended December 31, 2024 and 2023 are included herein beginning after the signature page hereof and are incorporated by reference into this Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer, (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our Chief financial Officer (principal accounting officer and financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer) and chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We have also considered the potential impact of additional material weaknesses on internal controls over financial reporting and management concluded that there was no additional material weakness. Our company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over the Company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

(b)

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows and also included below are certain executive officers of our material subsidiaries and directors of our subsidiaries (when executive officers hold dual or multiple roles):

Name	Age	Position	Date first appointed as Director of the Company
GLOBALTECH CORPORATION
Dana Green	69	Chief Executive Officer, President, Director	December 2017
Muhammad Azhar Saeed	45	Chief Financial Officer	—
Dean Christensen	78	Secretary	—
Charles J. Bartolotta	68	Director	December 2021
James A. Gibbons	78	Chairman	December 2017
Mehmet Ulema	72	Director	March 2022
Mehdi Mohamed Jawad Abdullah Al Abduwani	60	Director	April 2023
David Julian Fox	65	Director	April 2023
WORLDCALL PUBLIC
Abbas Raza	53	Chief Executive Officer	—
Shahzad Saleem	47	Chief Financial Officer	—
Babar Ali Syed	51	Director

WORLDCALL PRIVATE
Ansar Iqbal Chauhan	45	Chief Financial Officer	—
Babar Ali Syed	51	Director	—
Muhammad Azhar Saeed	45	Chief Executive Officer, Director	—

FZC
Babar Ali Syed	51	Director	—
Muhammad Azhar Saeed	45	Director	—

Officers and Directors of GlobalTech Corporation

Dana Green, Chief Executive Officer, President and Director

From December 2017 to present, Dana Green has served as our Chief Executive Officer, President, and Director.

Since 2007, Mr. Green has been the Manager of Entrada Enterprises LLC, a purchaser and manager of oil and gas properties, gas plants, and a regulated gas transmission pipeline. Since 2013, Mr. Green has been the Director of, and from July 2010 to June 2019, Mr. Green was the Vice President of Finance of, Satview Broadband Ltd, a cable TV and Broadband company. From May 2010 to October 2015, Mr. Green was the Director and Vice-President and from November 2015 to June 2019, Mr. Green was the Director and President of Pacific Energy and Mining, Inc., a publicly traded company on the OTC Markets (OTC:PEMC). From August 2003 to September 2006, Mr. Green was the Director and CEO of CF Green Corporation, a publicly traded company on the OTC Markets. From March 1992 to November 2013, Mr. Green was the Chairman and President of WENR Corp, a publicly traded company on the OTC Markets (OTC:WNRC). From November 1988 to February 1992, Mr. Green was the Director and Vice President of Engineering for Western Energy Inc, a publicly traded company on the OTC Markets.

In 1978, Mr. Green received a BSc Mineral Engineering degree from the Colorado School of Mines in Golden, Colorado.

Mr. Green’s services to us include management of corporate affairs.

As our Chief Executive Officer, President and Director, Mr. Green brings his experience in managing our day-to-day operations.

Muhammad Azhar Saeed — Chief Financial Officer of the Company, Director of WorldCALL Public and Director of WorldCall Private and FZC

Muhammad Azhar Saeed has served as the Chief Financial Officer of the Company since September 2024. From January 2018 through June 2023, Muhammad Azhar Saeed served as the Chief Financial Officer for WorldCALL Public. Since June 2017, Muhammad Azhar Saeed has been a Director for WorldCALL Public. From May 2007 to June 2017, Muhammad Azhar Saeed served as Assistant Chief Internal Auditor for WorldCALL Public. Since April 2016, Muhammad Azhar Saeed has been a Director for Worldcall Private. Since April 2016, Muhammad Azhar Saeed has been a Director for FZC. Mr. Saeed is a Fellow member of the Institute of Chartered Accountants of Pakistan. From 2002 to 2006, Mr. Saeed worked as a Chartered Accountant at Riaz Ahmed and Company. Since 2007, Mr. Saeed has worked with WorldCALL Public, serving in several different departments, including compliance, secretarial practices, and accounts. Muhammad Azhar Saeed belongs to a select group of Finance, Accounting and Strategy professionals with an accreditation of Fellow Member (FCA) of Institute of Chartered Accountants of Pakistan. As a part of our core team, he is instrumental in structuring our journey.

Dean Christensen, Secretary

Since December 2017, Dean Christensen has served as our Secretary.

From 2004 to December 2016, Mr. Christensen was the Secretary of Pacific Energy and Mining, Inc., a publicly traded company on the OTC Markets (OTC:PEMC). From 1982 to December 2014, Mr. Christensen operated a 3,000-acre ranch in Utah. From 1972 to 2004, Mr. Christensen was the President of CCCO LLC, a limited liability company that operated and drilled oil and gas wells in Utah. From 1971 to 1974, Mr. Christensen was the President of Supply Forwarding Inc., which operated cargo places from Kodiak, Alaska to Salt Lake City, Utah and operated fishing boats and shrimp crawlers in Alaska. From 1963 to 1967, Mr. Christensen served as a Chief Warrant Officer and Combat Pilot in the US Army.

In 1971, Mr. Christensen received a bachelor’s degree in Economics & Business Administration from Westminster University in Salt Lake City, Utah.

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

James A Gibbons, Chairman

Since December 2017, James A Gibbons has been a Director for the Company and since September 2024, Mr. Gibbons has been the Chairman of the Board.

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

As our Director, Mr. Gibbons brings his education and experience as a practicing attorney, Governor of Nevada, U.S. Congressman, and Director of ENEXCO.

Mehmet Ulema, Director

Since March 2022, Mehmet Ulema has been a Director for the Company.

From January 2002 to present, Mr. Ulema has been a full professor of Computer Information Systems at the O’Malley School of Business at Manhattan College in New York.

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

From 2013 to 2019, he served as Chief Executive Officer of National Ferries Company Oman. Mehdi's tenure as CEO was marked by significant advancements in enhancing Oman's maritime connectivity.

Mehdi's exceptional career is characterized by his strategic planning skills, deep understanding of economic dynamics, and leadership across various domains. His academic grounding in economics and development, combined with practical experience, positions him as a strategic asset in guiding companies towards growth and adapting to the evolving Omani market. His contributions to Oman's economic development and his experience in managing diverse organizations demonstrate his capability to drive sustainable growth and strategic development in any leadership role he undertakes. As a director, he is an asset for the Company’s future roadmap and strategic planning.

David Julian Fox, Director

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

As traditional calls diminished from 2017, David helped to found World Mobile whose mission is to use innovative technology to bring internet connectivity to countries around the world where large proportions of the population are still unconnected. This business is growing fast and has already expanded into three continents.

Since January 2006, David has served as Managing Director and Co-Founder of Holywell General Trading Limited, a UK based telecoms and tech company which also restores classic cars.

David brings his dynamic business experience to the Company and helps the Company grow by taking advantage of the latest technology and choosing prospective partners with a view to becoming a world leading telecoms and communications powerhouse.

WorldCALL Public

Abbas Raza, Chief Executive Officer of WorldCALL Public

Mr. Abbas Raza has held the position of Chief Executive Officer at WorldCall Telecom Limited since May 2023. From January 2016 to May 2023, Mr. Raza served as a Country Director in Pakistan with Ricult Inc., an Agri Tech company which attempts to leverage data analytics and digitization. During his time at Ricult Inc., he introduced Agri-tech as a new vertical for their business-to-business (B2B) sector. Abbas Raza is a high-calibre, senior international management executive with extensive telecom and management experience spanning nearly 30 years. He has held various senior roles in Operations, Business Development, Program/Project Management and Customer Management and has a truly international outlook and mindset having been based in Germany, The Netherlands, Pakistan, UK and East Africa.

Shahzad Saleem, Chief Financial Officer of WorldCALL Public

Mr. Shahzad Saleem joined WorldCALL Public in June 2003 as Chief Financial Officer. He served as Director of Finance for WorldCALL Public from June 2003 to June 2023 and as Senior Account Manager from October 2003 to June 2014.  He is a highly accomplished Chief Financial Officer (CFO) known for his visionary leadership and strategic acumen. With over 20 years of experience, he is a Qualified Chartered Accountant from A.F. Ferguson and Co., a member firm of PricewaterhouseCoopers.

WorldCall Private

Ansar Iqbal Chauhan, Chief Financial Officer of Worldcall Private

Since August 1, 2019, Ansar Iqbal Chauhan has been the Chief Financial Officer of WorldCall Private.

Mr. Chauhan joined WorldCALL Public in April 2010, as Chief Internal Auditor (a role he continues to hold since December 2017) and as Senior Manager of Internal Auditors (a role he held through July 2015). From March 2008 to March 2010, Mr. Chauhan worked in the Risk department for Pak Electron Limited, a publicly traded company on the Pakistan Stock Exchange (PSX). From June 2003 to February 2008, Mr. Chauhan worked as a Chartered Accountant with Riaz Ahmed & Co., a Chartered Accountant Firm.

In 2010, Mr. Chauhan earned a degree as a Certified Internal Control Auditor from The Institute of Internal Controls, USA.

Babar Ali Syed, Director of WorldCALL Public and Director of Worldcall Private and FZC

Babar Ali Syed has been a director of WorldCALL Public since May 2023, and served as Chief Executive Officer of WorldCALL Public from 2008 untill May 2023. Since April 2016, Mr. Syed has been a Director of Worldcall Private. Since August 2016, Mr. Syed has been a Director for FZC. From June 2017 to May 2020, and again from May 2023 to present, Mr. Syed has served as a Director of WorldCALL Public. From August 2008 to May 2023, Mr. Syed served as Chief Executive Officer of WorldCALL Public.

From October 1995 to December 2001, Mr. Syed worked with Alcatel Pakistan Limited where he was the Project Manager of Network Service Data (NSD) from October 1995 to April 2000, and the Project Coordination Manager NSD in the United Arab Emirates from April 2000 to December 2001. From January 2002 to June 2006, Mr. Syed worked with Access Global LLC, UAE where he served as Project Manager for Pakistan and the United Arab Emirates from January 2000 to May 2004, and Managing Director from June 2004 to June 2006.

In 1995, Mr. Syed earned a degree in Electrical Engineering from the University of Engineering and Technology, Taxila, Pakistan.

Legal Proceedings

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

Corporate Governance

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Other Directorships

None of our other officers and directors are directors of other Securities and Exchange Commission reporting companies.

Conflicts of Interest

Our Chief Executive Officer, President, and Director, Dana Green devotes his full time to our business. Our Chief Financial Officer, Muhammad Azhar Saeed also devotes his full time to our business.  In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;
■	the opportunity is within the corporation’s line of business; and
■	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Our current leadership structure is comprised of a Chairman of the Board (Mr. James A. Gibbons) and a separate Chief Executive Officer (“CEO”), Mr. Dana Green. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Mr. Dana Green) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board evaluates its structure periodically, as well as when warranted by specific circumstances, in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

While the Board oversees the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Code of Ethics

We plan to adopt a Code of Ethics in the future, at the latest prior to our stock being listed on an exchange that requires us to have a formal Code of Ethics. We do not currently have a Code of Ethics.

Board of Directors Meetings

During the year ending December 31, 2024, the Board held four formal meetings. Each director attended at least 75% of the total number of meetings of the Board. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders. The following director attended the annual meeting of stockholders held in 2024: Dana Green.

Insider Trading/Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions or any formal insider trading policy. The Company believes that such a policy is not currently necessary because of the limited market for the Company’s securities.

Policy on Timing of Equity Award Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy and are not yet required to.

Committees of the Board

While we have not adopted any charters of any Board committees, we currently have an Audit Committee, Compensation Committee and Nominating Committee, with each of our six directors serving as members of each committee. We anticipate adopting charters of the various committees and reshuffling our committees to only be made up of independent directors in the future.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Section 16(a) of the Securities Exchange Act of 1934

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

Based solely upon our review of the Section 16(a) filings that have been filed with the SEC during fiscal 2024, we believe that each of Dana Green, our Chief Executive Officer, President, Director; Charles J. Bartolotta, our Director; James A. Gibbons, our Director; Mehmet Ulema, our Director; and Mehdi Mohamed Jawad Abdullah Al Abduwani, our Director; and David Julian Fox, our Director, each filed Form 3 initial statements of beneficial ownership in 2024 which were untimely filed. Additionally, each of, and Babar Ali Syed, a greater than 10% stockholder of the Company and Muhammed Azhar Saeed, a greater than 10% stockholder of the Company and the Company’s Chief Financial filed required Form 3 untimely.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2024 and 2023 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2024 and 2023, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2024 or 2023 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Dana Green, President, Chief Executive Officer and Director (3)	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—

Muhammad Azhar Saeed, Chief Financial Officer (3)	2024	23,912	—	—	—	—	23,912
	2023	18,060	—	—	—	—	18,060

Abbas Raza, Chief Executive Officer of WorldCALL Public	2024	47,824	—	—	—	—	47,824
	2023	28,728	—	—	—	—	28,728

Shahzad Saleem, Chief Financial Officer of WorldCALL Public	2024	27,977	—	—	—	—	27,977
	2023	24,823	—	—	—	—	24,823

Anser Iqbal, Chief Financial Officer of Worldcall Private	2024	2,241	—	—	—	—	2,241
	2023	5,289	—	—	—	—	5,289

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

(3)

Appointed as Chief Financial Officer of the Company on September 5, 2024. Since June 2017, Muhammad Azhar Saeed has been a Director for WorldCALL Public. From May 2007 to June 2017, Muhammad Azhar Saeed served as Assistant Chief Internal Auditor for WorldCALL Public. Since April 2016, Muhammad Azhar Saeed has been a Director for Worldcall Private. Since April 2016, Muhammad Azhar Saeed has been a Director for FZC. Compensation reported includes compensation paid as an officer of WorldCALL Public and FZC.

Exchange Rate: December 31, 2024 USD equals Rs. 278.85 Exchange Rate: December 31, 2023 USD equals Rs. 282.4

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2024 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dana Green	400,000	600,000	(1)	$0.0001	12/15/2028	—	$—

(1)	Vest at the rate of 200,000 options each year on January 1st.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2024. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($) (1)(3)	All Other Compensation ($)		Total ($)
Charles J Bartolotta	$—	$—	$—		$—
James A Gibbons	$—	$—	$—		$—
Mehmet Ulema	$—	$—	$—		$—
Mehdi Mohammed Jawad Abdullah Al Abduwani	$—	$—	$2,582	(2)	$2,582
David Julian Fox	$—	$—	$—		$50

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

(2)	$2,582 represents meeting fees paid to directors of WorldCALL Public.

(3)	The aggregate number of unvested options held by each non-employee director listed above as of December 31, 2024 was as follows:

Name	Unvested Options (#)
Charles J. Bartolotta	600,000
James A. Gibbons	600,000
Mehmet Ulema	600,000
Al Abduwani Mehdi Mohammad Jawad Abdullah	600,000
David Julian Fox	600,000

No specific board compensation policy has been adopted to date, however, we expect that our non-executive directors will be granted equity compensation and paid cash, from time to time, for their services on the Board of Directors.

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers, except that there is currently an Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed, our Chief Financial Officer.

The employment agreement includes a base salary of 500,000 Pakistan Rupees (“Rs.”) (approximately $1,793), a housing allowance of Rs. 9,333 (approximately $34), and a utility allowance of Rs 2,333. (approximately $8). It also provides for Mr. Saeed to receive medical benefits pursuant to WorldCALL Public’s customary policies, a performance bonus as approved by the board of directors of WorldCALL Public, life and health insurance and one month of base salary upon his termination (except due to cause). The agreement also provides for the payment of certain business expenses.

Exchange Rate: December 31, 2024 USD equals Rs. 278.85 Exchange Rate: December 31, 2023 USD equals Rs. 282.40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our current executive officers and directors as a group, as of March 26, 2025 (the “Date of Determination”).

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company, and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3550 Barron Way Street, Suite 13a, Reno, Nevada 89511.

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Named Executive Officers and Directors
Common Stock	Dana Green, Chief Executive Officer, President and Director(2)	9,858,752	(3)	7.0%
Common Stock	Muhammad Azhar Saeed, Chief Financial Officer	28,445,122	(6)	20.3%
Common Stock	Charles J. Bartolotta, Director	600,000	(3)	* %
Common Stock	James A. Gibbons, Chairman(4)	600,000	(3)	* %
Common Stock	Mehmet Ulema, Director	600,000	(3)	* %
Common Stock	Mehdi Mohammad Jawad Abdullah Al Abduwani, Director	600,000	(3)	* %
Common Stock	David Julian Fox, Director	600,000	(3)	* %
Common Stock	Abbas Raza, Chief Executive Officer of WorldCALL Public	—		—%
Common Stock	Shahzad Saleem, Chief Financial Officer of WorldCALL Public	—		—%
Common Stock	Anser Iqbal, Chief Financial Officer of Worldcall Private	—		—%
Common Stock	All Named Executive Officers and Directors as a Group (10 Persons)	41,303,874		28.8%
Greater than 5% Stockholders
Common Stock	Babar Ali Syed(4)	88,463,156		63.2%
Common Stock	Rhonda L Ahmad(5)	9,317,218		6.7%

* Less than 1%.

(1)	Based upon 139,933,391 common shares outstanding, as of the Date of Determination.
(2)	Represents 38,892 shares of our Common Stock held directly by Dana Green and 9,219,860 shares held by Entrada Enterprises LLC, a limited liability company controlled by Dana Green.
(3)	Includes options to purchase 600,000 shares of common stock with an exercise price of $0.0001 per share.
(4)	The business address for Babar Ali Syed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.
(5)	Includes 9,219,860 shares held by the Rhonda Ahmad Irrevocable Trust, an entity controlled by Rhonda Ahmad. Address: 13495 S Hills Dr, Reno, Nevada 89511.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	—	$—	7,500,000
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	7,500,000

(1) Consists of awards available for future issuance under the GlobalTech Corporation 2024 Equity Incentive Plan.

GlobalTech Corporation 2024 Equity Incentive Plan

On September 25, 2024, our Board of Directors, subject to the approval and ratification of our shareholders, adopted the GlobalTech Corporation 2024 Equity Incentive Plan (the “2024 Plan”). On December 5, 2024, at the 2024 Annual Meeting of Stockholders of the Company, the stockholders approved and ratified the 2024 Plan, which became effective on the same date.

The 2024 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) shares in performance of services; (vii) other awards of equity or equity based compensation; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2024 Plan is the sum of (i) 7.5 million (7,500,000) shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2025 and ending on (and including) April 1, 2034, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 7.5 million (7,500,000) shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 75,000,000 shares of common stock (or awards) may be issued or granted under the 2024 Plan in aggregate, and no more than 75,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

The Company is the issuer (manager) of the 2024 Plan. The 2024 Plan is administered by either (a) the entire Board of Directors of the Company, or the (b) Compensation Committee, as determined from time to time by the Board of Directors (the “Administrator”). Subject to the terms of the 2024 Plan, the Administrator may determine the recipients, the types of awards to be granted, the number of shares of our Common Stock subject to or the cash value of awards, and the terms and conditions of awards granted under the 2024 Plan, including the period of their exercisability and vesting. The Administrator also has the authority to provide for accelerated exercisability and vesting of awards. Subject to the limitations set forth below, the Administrator also determines the fair market value applicable to an award and the exercise or strike price of stock options and stock appreciation rights granted under the 2024 Plan.

All of the Company’s employees (including its affiliates), non-employee directors and consultants, and those of its subsidiaries, are eligible to participate in the 2024 Plan and may receive all types of awards other than incentive stock options. Incentive stock options may be granted under the 2024 Plan only to our employees and those of our subsidiaries.

No awards are issuable by the Company under the 2024 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed $750,000, or $1 million in the first year such non-employee director is appointed to the Board, or in the case of any non-employee chairperson of the Board, in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the fiscal year in which it was granted or earned, and not later when distributed, in the event it is deferred.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as discussed above under Item 11. Executive Compensation”, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest, except as set forth below:

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 9,219,860 shares of our common stock, representing 6.7% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director of Satview Broadband Ltd. We pay annual rent of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2025. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

As of December 31, 2024 and 2023, we owed $709,975 and $435,426, respectively, to Mr. Babar Ali Syed, a greater than 5% stockholder and the Director of WorldCALL Public and Director of Worldcall Private and FZC, in connection with advances made by such persons in the normal course of business, which does not accrue interest and is payable upon demand.

The following related party transactions existed during the years ended December 31, 2024 and 2023:

		December 31,
		2024	2023
Transactions during the year
Worldcall Cable (Private) Limited	Interest charged during the year	$1,987	$1,936
Worldcall Ride Hail (Private) Limited	Interest charged during the year	$18	15
Key management personnel	Advances against expenses disbursed (adjusted) - net	$2,199	$12,392

Worldcall Cable (Private) Limited	Other receivable	$13,326	$11,197
Worldcall Ride Hail (Private) Limited	Other receivable	$104	$85

As on December 31, 2024 and December 31, 2023, the outstanding balance from key management personnel was approximately $542,185 and $605,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company’s subsidiaries owe approximately $0.71 million and $0.43 million interest free loan to a subsidiary director, Babar Ali Syed, as of December 31, 2024 and December 31, 2023, respectively, which is repayable at the discretion of the Company.

Other Directorships

None of our other officers and directors are directors of other Securities and Exchange Commission reporting companies.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our directors will continue to approve any related party transaction based on the criteria set forth above.

Corporate Governance and Director Independence

Our Board of Directors has six directors, Dana Green, Charles J Bartolotta, James A Gibbons, Mehmet Ulema, Mehdi Mohamed Jawad Abdullah Al Abduwani, and David Julian Fox. Our subsidiary WorldCALL Public has eight directors namely, Mehdi Mohamed Jawad Abdullah Al Abduwani, Muhammad Shoaib, Babar Ali Syed, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, Syed Salman Ali Shah and Tariq Hasan. Our subsidiary Worldcall Private has three directors, Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali. Our subsidiary FZC has two directors, Babar Ali Syed and Muhammad Azhar Saeed.

We have established an Audit, Compensation, and Nominating Committee, which are each made up of each our six directors, however, we have yet to adopt written charters for such committees. The Board does not have an executive committee or any committees performing a similar function. The Board has determined that each of the members of the Board other than Mr. Green are “independent” under the definition set forth in the listing standards of the Nasdaq Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence. Therefore, five of our current Board members are independent.

 Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
	US$	US$
Audit Fees	25,000	25,000
Audit Related Fees
Tax Fees
All Other Fees	15,000	5,000
Total	40,000	30,000

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

Item 15. Exhibits and Financial Statements

(a) Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation dated December 12, 2017		10-12G/A	3.1	01/11/2023	000-56482
3.2	Amendment to Articles of Incorporation dated July 01, 2018		10-12G/A	3.2	01/11/2023	000-56482
3.3	Amendment to Articles of Incorporation dated August 27, 2020		10-12G/A	3.3	01/11/2023	000-56482
3.4	Articles of Merger dated March 02, 2022		10-12G/A	3.4	01/11/2023	000-56482
3.5	Amendment to Articles of Incorporation dated March 23, 2022		10-12G/A	3.5	01/11/2023	000-56482
3.6	Amended and Restated Articles of Incorporation of GlobalTech Corporation, filed with the Secretary of State of Nevada on December 10, 2024		8-K	3.1	12/13/2024	000-56482
3.7	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to affect an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock, $0.0001 par value per share, that we may issue from 10,000,000 to 500,000,000 and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.2	12/13/2024	000-56482
3.8	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to change our name from “Elko Broadband Inc” to “GlobalTech Corporation” and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.3	12/13/2024	000-56482
3.6	By-Laws		10-12G/A	3.6	01/11/2023	000-56482
4.1*	Description of the Registrant’s Securities	X
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021		10-12G/A	10.1	01/11/2023	000-56482
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022		10-12G/A	10.1A	01/11/2023	000-56482
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022		10-12G/A	10.1B	01/11/2023	000-56482
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023		10-K/A	10.1C	04/11/2023	000-56482
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.		10-K/A	10.1D	09/11/2023	000-56482
10.1(e)	Amendment to Plan and Agreement of Reorganization between Elko Broadband Inc. and Worldcall Holdings Inc. dated December 19, 2023.		8-K	10.1(e)	12/19/2023	000-56482
10.1(f)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Woldcall Holdings Inc. dated March 29, 2024.		8-K	10.1(f)	03/29/2024	000-56482
10.2≠	Employment Agreement between WorldCALL Public and Babar Ali Syed		10-12G/A	10.2	01/11/2023	000-56482
10.3≠	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed		10-12G/A	10.3	01/11/2023	000-56482
10.4≠	Employment Agreement between WorldCALL Public and Mansoor Ali		10-12G/A	10.4	01/11/2023	000-56482
10.5	Lease agreement between Company and Satview Broadband Limited dated June 01, 2022		10-12G/A	10.5	01/11/2023	000-56482
10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021		10-12G/A	10.6	01/11/2023	000-56482
10.7	Lease Agreement between WorldCALL Public and WorldCall Private dated February 01, 2022		10-12G/A	10.7	01/11/2023	000-56482
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021		10-12G/A	10.8	01/11/2023	000-56482
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005		10-12G/A	10.9	01/11/2023	000-56482
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006		10-12G/A	10.10	01/11/2023	000-56482
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007		10-12G/A	10.11	01/11/2023	000-56482
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007		10-12G/A	10.12	01/11/2023	000-56482
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008		10-12G/A	10.13	01/11/2023	000-56482
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019		10-12G/A	10.14	01/11/2023	000-56482
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11, 2018		10-12G/A	10.16	01/11/2023	000-56482
10.16	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020		10-12G/A	10.17	01/11/2023	000-56482
10.17	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013		10-K/A	10.18	09/11/2023	000-56482
10.18≠	GlobalTech Group, Inc. 2024 Equity Incentive Plan		8-K	10.1	12/11/2024	000-56482
21.1	Subsidiaries of the Registrant		10-12G/A	21	01/11/2023	000-56482
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
32.2**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Filed herewith.

** Furnished herewith.

≠ management contract or any compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: March 27, 2025	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2025	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 27, 2025	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 27, 2025	By:	/s/Charles J. Bartolotta
Charles J. Bartolotta
Director

Dated: March 27, 2025	By:	/s/ James A. Gibbons
James A. Gibbons
Director

Dated: March 27, 2025	By:
Mehmet Ulema
Director

Dated: March 27, 2025	By:	/s/ Mehdi Mohamed Jawad Abdullah Al Abduwani
Mehdi Mohamed Jawad Abdullah Al Abduwani
Director

Dated: March 27, 2025	By:	/s/ David Julian Fox
David Julian Fox
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlobalTech Corporation (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operation, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Material uncertainty relating to going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 27 to the consolidated financial statements a subsidiary of the Company, WorldCall Telecom Limited, has incurred loss after taxation for the year ended December 31, 2024, and has accumulated deficit as on that date. These conditions, along with the other factors like contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the subsidiary’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. Our opinion is not modified with respect to this matter.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

(Saeed Kamran & Co)

Chartered Accountants

PCOAB No. 302

We have served as the Company’s Auditor since 2023.

Lahore, Pakistan

Dated: March 24, 2025

GLOBALTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 and 2023
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$822,251	$908,097
Restricted cash	2,633,019	2,353,442
Accounts receivable – net	3,780,777	4,045,485
Short term investments	970,596	149,427
Prepayments	60,234	11,448
Stores and spares	838,641	859,271
Loans and advances	4,660,122	4,213,468
Other receivables	3,947,158	2,120,283
Total current assets	17,712,798	14,660,921
Property, plant and equipment	16,936,286	17,904,180
Operating lease right-of-use assets	451,111	503,701
Intangible assets – net	10,264,049	11,575,524
Long term loans and other assets	3,123,604	4,253,358
Deferred tax asset	8,468,381	8,389,438
TOTAL ASSETS	$56,956,229	$57,287,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$27,263,298	$26,383,588
Current portion of non-current liabilities	7,413,649	5,968,424
Accrued interest	3,545,054	2,706,788
Short term borrowings	1,103,560	1,507,307
Provision for taxation – net	1,125,182	1,161,384
Total current liabilities	40,450,743	37,727,491
Term finance certificates	906,455	2,119,667
Long term financing – secured	1,154,484	1,329,890
Long term deposits and payable	1,412,328	1,873,896
License fee payable	163,217	161,165
Operating lease liability	635,030	689,416
Post employment benefits	676,084	723,916
Other payables	709,975	435,426
Total non-current liabilities	5,657,573	7,333,376
TOTAL LIABILITIES	$46,108,316	$45,060,867
CONTINGENCIES AND COMMITMENTS (NOTE 18)
SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2024 and December 31, 2023 and issued 139,933,391 and 139,763,391 shares respectively.	13,993	13,976
Accumulated other comprehensive loss	(896,497)	(1,761,998)
Accumulated deficit	(38,110,867)	(36,484,513)
Non - controlling interest	49,841,283	50,458,789
TOTAL SHAREHOLDERS’ EQUITY	10,847,914	12,226,254
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,956,229	$57,287,121

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

NET REVENUE	$18,255,248	$10,613,766
Direct operating costs	(16,800,147)	(10,011,781)
Other operating costs	(2,505,673)	(1,973,780)
Depreciation and amortization	(2,804,936)	(3,368,165)
Other expenses	(201,841)	(5,739,384)
OPERATING LOSS	(4,057,349)	(10,479,343)
OTHER:
Other income – net	3,656,070	4,459,843
Finance cost	(2,365,281)	(2,153,678)
LOSS BEFORE TAXATION	(2,766,560)	(8,173,178)
Taxation	(179,733)	(151,780)
NET LOSS	$(2,946,293)	$(8,324,958)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(1,626,354)	(4,564,574)
Non - controlling interest (NCI)	(1,319,939)	(3,760,383)
	(2,946,293)	(8,324,958)

Loss per common share: basic and diluted - (a/b)	$(0.012)	$(0.03)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	139,933,391	139,763,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	2024	2023

NET LOSS	$(2,946,293)	$(8,324,958)

Items that will not be reclassified to profit or loss:
Re-measurement gain of post-employment obligations	96,093	39,163
Deferred tax expense on re-measurement gain of post-employment benefit obligations	(27,881)	(19,455)
Changes in fair value of financial assets through other comprehensive income	-	13,134
Foreign currency translation adjustment	1,499,724	2,177,436
Other Comprehensive income- net of tax	1,567,936	2,210,278

COMPREHENSIVE LOSS	$(1,378,357)	$(6,114,680)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(760,853)	(3,352,679)
Non - controlling interest (NCI)	(617,504)	(2,762,001)
	$(1,378,357)	$(6,114,680)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,946,293)	$(8,324,958)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,804,936	3,368,165
Gain on disposal of tangible assets	(4,896)	(15,875)
Gain on lease termination	(2,299)	-
Fair value gain on short term investment	(108,677)
Interest accretion on liabilities	2,225,648	2,017,033
Liabilities written back on settlement with parties	(56,359)	(36,055)
Post-employment benefits	181,485	166,662
Income on deposits, advances and savings accounts	(420,041)	(493,305)
Exchange loss on liabilities	69,859	5,580,896
Provision for credit losses of trade and other receivables	69,061	139,557
Changes in operating assets and liabilities:
Stores and spares	20,630	207,455
Trade debts	264,708	(742,905)
Loans and advances	(446,654)	(544,563)
Short Term Investment	(821,169)	-
Prepayments	(48,786)	3,391
Other receivables	(1,826,875)	(941,585)
Trade and other payables	879,710	(1,643,641)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(461,567)	66,541
Other payables	274,550	(707,390)
Long term loans and other assets	1,129,753	(615,620)
Post-employment benefits paid	(26,921)	(95)
Income on deposits and saving accounts	420,041	493,305
Lease rental payments	(138,024)	(115,871)
Finance cost paid	(630,050)	(507,354)
Income tax paid	(176,044)	(292,596)

Net cash generated from/(used in) operating activities	225,726	(2,938,807)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(123,052)	(131,987)
Proceeds from disposal of assets	20,889	1,774
Short term investment	101,847	-
Net cash generated from investing activities	(315)	(130,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term financing	(326,348)	(279,472)
Payment against directors’ loan	(179,343)	-
Net cash used in financing activities	(505,691)	(279,472)
Net Decrease in Cash and Cash Equivalents	(280,281)	(3,348,494)
Cash and Restricted Cash at the beginning of the year	3,261,539	3,120,572
Exchange effect	474,012	3,489,461
Cash and Restricted Cash at the End of the Year	$3,455,270	$3,261,539
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(176,044)	$(292,596)
Interest	$(630,050)	$(507,354)

The cash and cash equivalent comprises of the following:
Cash and cash equivalent	$822,251	$908,097
Restricted cash	2,633,019	2,353,442
	$3,455,270	$3,261,539

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Preferred Stock		Dividend	Common Shares		Accumulated Other Comprehensive Income
			on Preferred			Other Comprehensive	Translation		Accumulated	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Loss	Reserve	Total	Deficit	Interest	Total
Balance as at January 1, 2023	52,500	$2,978,090	$1,085,625	139,763,391	$13,976	$(1,873,824)	$1,104,465	$(769,359)	$(35,079,562)	$50,112,161	$18,340,931
Net loss attributable for the year	-	-	-		-	-	-	-	(4,564,574)	(3,760,383)	(8,324,958)
Other comprehensive loss for the year - net of tax	-	-	-		-	7,201	1,204,694	1,211,895	-	998,383	2,210,278
Total comprehensive income for the period - net of tax	-	-	-		-	7,201	1,204,694	1,211,895	(4,564,575)	(2,762,001)	(6,114,680)
Transfer of CPS shares	(52,500)	(2,978,090)	(1,085,625)	-	-	-	(2,204,534)	(2,204,534)	3,159,623	3,108,627	-
-
Balance as at December 31, 2023	-	$-	$-	139,763,391	$13,976	$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	$50,458,789	$12,226,254

Balance as at January 1, 2024	-	$-	$-	139,763,391	$13,976	$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	$50,458,789)	$12,226,254
Net loss attributable for the year	-	-	-	-	-	-	-	-	(1,626,354)	(1,319,939)	(2,946,293)
Other comprehensive loss for the year - net of tax	-	-	-	-	-	37,653	827,848	865,501	-	702,435	1,567,936
Total comprehensive income for the year - net of tax	-	-	-	-	-	37,653	827,848	865,501	(1,626,354)	(617,504)	(1,378,357)
Issue of Common Stock				170,000	17	-	-	-	-	-	17
Balance as at December 31, 2024	-	-	-	139,933,391	$13,993	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	$49,841,283	$10,847,914

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, and 2023

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (the “Company”) is a Nevada Corporation, incorporated with the name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in note 1.1. GlobalTech Corporation is a broadband company and provides broadband services.

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc. (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all business assets, properties and liabilities of WHI, were exchanged for 117,299,472 shares of common stocks of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022 EBI changed its name to GlobalTech Corporation.

The Plan and Agreement of Reorganization was accounted for as a reverse acquisition where EBI was a legal acquirer (the accounting acquiree) and WHI was a legal acquiree (the accounting acquirer).

The transaction has been consummated and trading of the Company’s common stock on over the counter (OTC) market commenced on April 24, 2024.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company owns, directly and indirectly through associates an aggregate of around 55% of shares and controls WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 1, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and to establish, maintain and operate the licensed telephony services. WTL has been licensed by the Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office/principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

1.2.2. WorldCall Services (Pvt) Limited

WorldCall Services (Private) Limited (“WSL”), a wholly owned subsidiary of the Company, was incorporated on October 5, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now Companies Act 2017. The objectives of WSL include, but are not limited to carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on August 24, 2016 and commenced operations thereon. The objects of the Company include management consultancy and technology services.

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

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation— We have prepared consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL and Route 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Revenue Recognition — We account for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations.

We derive revenue from seven primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU) Services, (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, (6) Advertisement Services and (7) Technology Services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to client, annual Pakistan Telecommunications Authority (PTA) fees, cable license fee and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $0.51 million and $0.44 million of payroll costs for the years ended December 31, 2024 and 2023, respectively.

Other Operating Costs —Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $0.91 million and $0.89 million of payroll costs for the years ended December 31, 2024 and 2023, respectively.

Business Combinations— The Company accounts for business combinations under the provisions of ASC 805, Business Combinations. Such transactions between entities under common control are accounted for under provisions of ASC 805-50. Transfer of business among entities under common control is accounted for transactions by combining carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of the combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Short Term Investments — Investments – Debt and Equity Securities. Investments in marketable debt securities with maturities greater than three months but less than one year at the time of purchase and are classified based on management’s intent regarding these assets as available-for-sale securities. Securities that the Company may sell in response to liquidity needs or changes in interest rates are classified as available-for-sale. They are reported at fair value, with unrealized gains and losses excluded from net income and recorded in other comprehensive income (OCI) within equity, net of applicable taxes. Realized gains and losses, along with other-than-temporary impairments, are included in earnings and are determined using the specific identification method.

Our investments in marketable equity securities are measured at fair value with the related gains and losses, including unrealized, recognized in other income (loss).

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

Stores and spares

Stores and spares are stated at the lower of cost or net realizable value. Cost is principally determined using the weighted-average method. The Company records adjustments to stores and spares for excess quantities, obsolescence or impairment when appropriate to reflect at net realizable value.

Periodic physical counts and stores and spares reviews are conducted to assess the condition and usability of stores and spares. Provisions are recorded for obsolete, slow-moving, or damaged items when necessary, and such provisions are charged to the statement of operations

Accounts Receivable - net — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2024, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance on January 1, 2023 and the adoption of this new guidance had no material impact of the consolidated financial statements. As per the new guidance accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection.  The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

Property, Plant, and Equipment — Tangible assets classified as property, plant, and equipment are stated at cost less accumulated depreciation and any identified impairment loss. Cost in relation to self-constructed assets includes the direct cost of material, labor, and other allocable expenses.

Depreciation on owned assets is charged to the statement of operations on the straight-line method to write off the cost or revalued amount of an asset over its estimated useful life.

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

Loans and advances are carried at fair value through statement of operations and are initially recognized at fair value and transaction costs are expensed in the statement of profit or loss account. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value on a recurring basis. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

Long term loans and other assets — Loans and other assets including deposits are provided to different parties and vendors which are recoverable either through a security deposit or a legally enforceable right.

These assets are carried at fair value through statement of operations and are initially recognized at fair value and transaction costs are expensed in the statement of operations. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value on a recurring basis. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

Intangible Assets — Intangible assets, licenses, software and right of use assets, are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The recoverability of intangible assets is evaluated periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2024, and 2023.

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

Earnings Per Share — The Company calculates earnings per share (EPS) in accordance with ASC Topic 260, “Earnings Per Share.”  Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts that are potentially dilutive were exercised or converted into common stock.

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

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR or Rs.) exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 278.85 and Rs. 282.4 as on December 31, 2024 and 2023, respectively.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) fair value of identifiable tangible and intangible assets, including determination of expected useful life and (5) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

Non-controlling Interest

The Company accounts for non-controlling interests in accordance with ASC 810 – Consolidation, presenting them as a separate component of equity in the consolidated balance sheets, with the non-controlling share of net income or loss shown separately in the statements of operations.

Segment Reporting

The Company operates as a single reportable segment in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting. The Company’s chief operating decision maker ("CODM") reviews the business as a whole when evaluating financial performance and allocating resources.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the FASB Accounting Standards Codification (“Codification”) with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing its effect on our financial statement disclosures at the time of adoption.

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

As on November 30, 2021, WHI entered into a 100,000 shares swap agreement with the shareholders of Ferret Consulting (FZC), a UAE-based corporation, to acquire i) all of the issued and outstanding capital stock of Ferret, and (ii) all of Ferret’s assets and liabilities that were used in its business.

As on November 30, 2021, WHI entered into a 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i). all of the issued and outstanding capital stock of WSL, and (ii) all of WSL’s assets and liabilities that were used in business.

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

4. CASH AND CASH EQUIVALENTS

	December 31,
	2024	2023
Cash at bank
Current accounts	$645,911	$844,553
Savings accounts	4,095	16,822
	650,006	861,374
Cash in hand	10,868	9,540
Pay orders in hand	161,377	37,183
	$822,251	$908,097

5. RESTRICTED CASH

	December 31,
	2024	2023
Deposit in escrow account	$2,457,620	$2,157,829
Margin and other deposits	175,399	195,613
	$2,633,019	$2,353,442

Deposits in escrow account: Represents balance in savings accounts accumulated in Escrow Account. The telecom operators challenged the legality of Access Promotion Contribution (APC) for Universal Service Fund (USF), as levied by Pakistan Telecommunication Authority (“PTA”) in 2009, and the dispute was finally decided by the honorable Supreme Court in December 2015. During pendency of the court proceedings, an International Clearing House (ICH) agreement was signed in 2012, whereby it was decided that regular contributions for APC, based on each operator’s share under the ICH agreement, shall be made by Long Distance and International (“LDI”) operators in an Escrow Account.

The formation of ICH was declared anti-competitive by the Competition Commission of Pakistan, and resultantly PTA issued a policy directive in June 2014 terminating the ICH arrangement. Some operators challenged this termination and obtained interim relief from Sindh High Court and Lahore High Court. However, the Supreme Court adjudicated the matter in February 2015 in favor of termination of ICH, and pursuant upon this, PTA issued its notification of termination of ICH arrangement. As of now, the mechanism of the adjustment of the amount available in Escrow Account remains to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,723 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2024	2023
Considered good – unsecured	$3,780,777	$4,045,485
Considered doubtful – unsecured	2,383,376	2,314,316
	6,164,153	6,359,801
Less: Provision for credit losses	(2,383,376)	(2,314,316)
	$3,780,777	$4,045,485

Provision for credit losses has been approximately $69,060 and $139,557 for the year ended December 31, 2024 and 2023, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2024	2023
Operating fixed assets	$16,872,986	$17,841,680
Capital work-in-progress	63,300	62,500
	$16,936,286	$17,904,180
Operating fixed assets
Building on freehold land	$349,650	$345,255
Freehold land	188,668	186,296
Leasehold improvements	700,291	684,392
Plant and equipment	29,685,166	29,259,913
Office equipment	388,745	374,796
Vehicles	110,012	108,629
Computers	663,283	640,470
Furniture and fixtures	140,822	133,581
Laboratory and other equipment	77,046	76,078
	32,303,683	31,809,410
Less: Accumulated depreciation	(15,430,697)	(13,967,730)
	$16,872,986	$17,841,680

Useful life of operating fixed assets is ranging between 5 years to over 33 years. Details of all major additions and disposals have been provided in the following paragraphs. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement operations.

Details of additions being made during the year ended December 31, 2024 and 2023, are as under:

	December 31,
	2024	2023
Leasehold improvements	$7,187	$36,222
Plant and equipment	86,261	67,273
Office equipment	9,178	6,152
Furniture and fixtures	5,541	9,255
Computers	14,885	13,085
	$123,052	$131,987

Details of disposals being made during the year ended December 31, 2024 and 2023, are as under:

	December 31,
	2024	2023
Leasehold improvements	$-	$1,774
Office equipment	33,513	-
Computers	226	-
	$33,739	$1,774

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2024 and 2023. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Year Ended
	December 31,
	2024	2023
Operating lease cost	$145,353	$189,777
Short term lease cost	35,311	19,853
	$180,664	$209,630

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Operating leases
Operating lease ROU assets, net	$451,111	$503,701

Current operating lease liabilities	209,177	199,044
Non-Current operating lease liabilities	635,030	689,416
	$844,207	$888,459

Operating leases
ROU Assets	503,701	707,991
Lease Termination	(17,396)	-
Asset lease expense	(41,612)	(82,467)
Foreign exchange (gain) loss	6,418	(121,824)
ROU Assets – net	$451,111	$503,701

Weighted average remaining lease term (in years):
Operating leases	6.93	7.09
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138,024	$115,871

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2025	$161,364
2026	174,680
2027	170,379
2028	175,461
2029	182,666
Thereafter	290,154
Total lease payments	$1,154,705
Less: imputed interest	$(310,498)
Total lease obligations	$844,207
Less: current obligations	$(209,177)
Long-term lease obligations	$635,030

9. INTANGIBLE ASSETS – NET

	Licenses	Patents and copyrights	IRU - media cost	Software	Total

COST
Balance as at January 01, 2023	$4,636,199	$29,848	$22,706,755	$63,133	$27,435,935
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	(4,474,961)	-	(4,474,960)
Balance as at December 31, 2023	$4,636,199	$29,848	$18,231,794	$63,133	$22,960,975

Balance as on January 01, 2024	$4,636,199	$29,848	$18,231,794	$63,133	$22,960,975
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	232,106		232,106
Balance as at December 31, 2024	$4,636,199	$29,848	$18,463,900	$63,133	$23,193,081

ACCUMULATED AMORTIZATION
Balance as at January 1, 2023	$4,636,209	$29,848	$7,220,066	$63,133	$11,949,246
Accumulated amortization on retirement of assets	-	-	-	-	-
Amortization for the year	-	-	989,569	-	989,569
Exchange adjustment			(1,540,958)		(1,540,958)
Balance as at December 31, 2023	$4,636,199	$29,848	$6,668,679	$63,133	$11,397,858

Balance as on January 1, 2024	$4,636,199	$29,848	$6,668,679	$63,133	$11,397,858
Amortization for the year	-	-	1,466,532	-	11,466,532
Exchange adjustment	-	-	64,642	-	64,642
Balance as at December 31, 2024	$4,636,199	$29,848	$8,199,853	$63,133	$12,929,032

Net book value as at December 31, 2023	$-	$-	$11,575,524	$-	$11,575,524

Net book value as at December 31, 2024	$-	$-	$10,264,049	$-	$10,264,049

Annual amortization rate (%)	5 to 20	10	7	20

Useful life of intangible assets ranges from between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $1.47 million and $1.00 million has been recognized during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future amortization expenses scheduled to be expensed are as follows:

Year ending December 31,
2025	$937,101
2026	767,878
2027	749,628
2028	749,628
2029	749,628
Thereafter	6,310,186
$10,264,049

10. TRADE AND OTHER PAYABLES

	December 31,
	2024	2023
Trade creditors	$11,795,383	$11,416,441
Accrued and other liabilities	4,702,427	4,788,780
Payable to PTA against APC charges	6,336,733	6,254,214
Payable against long term investment	157,791	155,807
Contract liabilities	3,687,079	3,157,741
Withholding taxes payable	225,005	207,525
Sales tax payable	232,877	278,661
Security deposits	126,003	124,419
	$27,263,298	$26,383,588

Trade creditors: This includes payable to PTA amounting to $2.15 million and $2.004 million as on December 31, 2024 and December 31, 2023, respectively. Out of this amount, $1.937 million as of 2024 (2023: $1.88 million) represents a payable relating to the Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has appealed the matter before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.61 million and $0.66 million as on December 31, 2024 and December 31, 2023, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	December 31,
	2024	2023
Term finance certificates	$3,660,548	$2,764,678
Mark-up payable on TFCs	2,088,288	1,602,319
Long term financing	1,455,632	1,404,097
Lease liabilities	209,181	197,330
	$7,413,649	$5,968,424

Details of the current portion of non -current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	December 31,
	2024	2023
Short term borrowings	$278,169	$383,357
Term finance certificates	3,266,885	2,323,431
	$3,545,054	$2,706,788

13. SHORT TERM BORROWINGS

	December 31,
	2024	2023
Repurchase agreement borrowings	$806,886	$1,210,003
Line of credit facility – others	296,674	297,304
	$1,103,560	$1,507,307

Line of credit facility – commercial banks:

During the year 2023, the Company restructured its running finance facility with Standard Chartered Bank Limited amounting to USD 0.11 million, which is transferred to long term finance facility. For detail refer to Note 15.

This credit facility with commercial banks is secured against a first pari passu hypothecation charge on all present and future current and fixed assets excluding: building, Wireless Local Loop (“WLL”)/Long Distance and International (“LDI”) receivables, and a first joint pari passu hypothecation charge over all present and future current and fixed assets of the Company with security margin over the facility amount, the pledge of shares of listed companies in the Central Depository Company (“CDC”) account of the Company, a lien over a cash deposit of $0.152 million, a first exclusive assignment of all present and future receivables of the LDI business arm of the Company, collection accounts with the Bank for the routing of LDI receivables, a counter guarantee of the Company, equitable mortgage over the property of office # 302, 303, 304, 3rd Floor, the Plaza on Plot # G-7, Block-9, KDA Scheme # 5, Kehkashan Clifton, Karachi and equitable mortgage over the property of office # 07, 08, 09 situated on 1st Floor, Ali Tower, MM Alam Road, Gulberg III.

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to $0.538 million against 100 million shares of Worldcall Telecom Limited (placed by Ferret Consulting FZC) and from Hamdard Laboratories amounting to $0.269 million against 50 million shares of Worldcall Telecom Limited (placed by Ferret Consulting FZC) for the purpose of working capital requirements and/or to meet other business obligations. The facility carries a mark-up at the rate of 30% . The facility is secured against 30 million & 15 million shares of Worldcall Telecom Limited pledged with Elahi Group of Companies and Hamdard Laboratories respectively.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	December 31,
	2024	2023
Loan from other parties	$89,502	$89,502
Loan from AMB Management Consulting (Pvt) Limited	207,172	207,802
	$296,674	$297,304

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as mentioned below.

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) against short-term borrowings, which is due to payments made by AMB on behalf of the Company.

	December 31,
	2024	2023
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

14. TERM FINANCE CERTIFICATES (TFCs)

	December 31,
	2024	2023
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,660,548)	(2,764,678)
	3,798,202	4,694,072
Add: Deferred interest – net	307,172	678,063
Exchange adjustment	(3,198,919)	(3,252,468)
Closing balance	$906,455	$2,119,667

Term finance certificates (TFCs) have a face value of $17.93 per certificate. These TFCs carry a mark up at the rate of the six months average Karachi Interbank Offered Rate (KIBOR) plus 1.0% per annum (2023: six-month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the year ended December 31, 2024, on the outstanding balance ranged from 17.45% to 24.08% (December 31, 2023: 17.10% to 24.08%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs has been rescheduled in December 2012 and then on April 3, 2015. During the year ended December 31, 2018, the third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustees and the Company.

In accordance with the 3rd Supplemental Trust Deed executed during the year ended December 31, 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in interest of 0.60%, i.e., the revised interest rate is the six months average KIBOR + 1%. The outstanding interest payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and shall be paid from March 20, 2021 in quarterly instalments. 50% of the interest accrued for the period between December 20, 2018, to December 20,  2020 shall be paid on regular quarterly basis commencing from March 20, 2019, and the remaining 50% shall be deferred and paid from March 20, 2021. Interest deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included the appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million sponsor’s shares were pledged for investors which was to be released with quarterly scheduled principal repayments proportionately starting from June 2019. The pledged shares have not been released in proportion to the payments made during the year.

The Company has not paid due quarterly installments of June 2019 to December 2024 amounting to $3.16 million against principal and $4.04 million against accrued  interest. In case of failure to make due payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of due instalments, the Trustee enforced the letter of pledge in 2021 and called 128.2 million shares from sponsors account out of which 50.38 million shares (2021:13.6 million shares) were sold for the amount of $0.5 million (2021: .26 million) out of which $0.31 million settled against principal and $.19 million against accrued interest (2021 $16 million settled against principal and $0.10 million against accrued interest).

These TFCs are secured against a first pari passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	December 31,
	2024	2023
Bank Islami Limited	$182,162	$251,073
Allied Bank Limited	-	110,057
Standard Chartered Bank limited	-	47,698
Askari Bank Limited	972,322	921,062
	$1,154,484	$1,329,890

Breakdown of long-term financing is as under:

	Bank Islami Limited	Allied Bank Limited	Askari Bank Limited	Standard Chartered Limited	Total

Opening balance as on January 1, 2023	$333,875	$403,714	$1,271,692	$-	$2,009,281
Transfer from running finance	-	-	-	113,545	113,545
Repayments	(51,792)	(92,411)	(113,314)	(21,955)	(279,472)
	282,083	311,302	1,158,378	91,590	1,843,353
Less: Current portion	(64,710)	(114,083)	(306,303)	(61,261)	(546,356)
	217,373	197,220	852,075	30,329	1,296,997
Add: Deferred interest	292,059	280,461	454,834	19,986	1,047,339
Current Portion	-	-	(21,278)	-	(21,278)
Less: Discounting of deferred interest	(13,045)	(16,853)	(19,410)	(2,613)	(51,921)
	279,014	263,608	414,146	17,373	974,141
Translation loss (gain)	(245,314)	(350,771)	(345,158)	(4)	(941,247)
Closing balance as on December 31, 2023	$251,073	$110,057	$921,062	47,698	$1,329,890

Opening balance as on January 1, 2024	$282,083	$311,302	$1,158,378	91,590	$1,843,353
Repayments	(88,381)	(36,066)	(150,619)	(51,282)	(326,348)
	193,702	275,236	1,007,759	40,308	1,517,005
Less: Current portion	(37,554)	(79,469)	(245,820)	(41,470)	(404,313)
	156,148	195,767	761,939	(1,162)	1,112,692
Add: Deferred interest	252,317	263,330	596,479	20,402	1,132,528
Current portion	(7,922)	(186,742)	(44,397)	(23,303)	(262,364)
Less: Discounting of deferred interest	(2,575)		(22,041)		(24,616)
	241,820	76,588	530,041	(2,901)	845,549
Translation loss (gain)	(215,806)	(272,355)	(319,658)	4,063	(803,756)
Closing balance as on December 31, 2024	$182,162	$-	$972,322	-	$1,154,484

Deferred Interest

Opening balance	$264,038	$244,795	$270,793	$-	779,626
Add: Interest deferred during the year	28,021	35,666	184,040	19,986	267,713
Closing balance as on December 31, 2023	$292,059	$280,461	$454,834	19,986	1,047,339
Opening balance as on January 1, 2024	292,059	280,461	454,834	19,986	1,047,339
Add: Interest deferred during the year	19,401	-	156,166	3,063	178,630
Less: Repayments	(39,874)				(39,874)
Less: Unwinding of discounted deferred Markup	(19,268)	(17,131)	(14,159)	(2,647)	(53,565)
Less: Current and overdue portion
Closing balance as on December 31, 2024	$252,317	$263,330	$596,479	$20,402	1,132,528

Allied Bank Limited: This represents a balance transferred as a result of a restructuring of short-term running finance (RF) facility to Term Loan Facility and subsequently amended on October 8, 2020 and September 30, 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 until August 2024. Interest will be accrued and will be serviced in 12 equal monthly instalments, starting from September 20, 2024. Effective interest rate applicable will be 3 Month KIBOR + 85 bps. The interest charged during the 2024 year on the outstanding balance ranged from 16.98% to 22.31% (2023: 17.85% to 23.76%) per annum. The facility is secured against a 1st joint pari-passu charge on present and future current and fixed assets excluding building of the Company for $1.92 million and right to set off on collection account. The Company is in negotiations with Bank for settling its liability in full.

Bank Islami Limited: 'This represents a balance transferred as a result of a restructuring of short term running finance (RF) facility to Term Loan Facility as on February 12, 2021. Principal is repayable in 29 installments starting from February 2022 through May 2026. Interest is to be accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. Effective interest rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The interest charged during the 2024 year on the outstanding balance was 17% (2023: 15.87% to 17%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $3.16 million with 25% margin, pledge of various listed securities of the Company having a carrying value of $0.11 million along with a mortgage over the Company's offices at Ali Tower, MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan, Karachi.

Subsequently in June 2023, the Bank approved the Company's restructuring request as a result of which overall repayment tenure was extended by 1 year and 6 months, i.e., principal repayment will end in November 2025 instead of May 2024 and Interest repayment will end in November 2027 instead of May 2026. In the same year, the period for repayment of principal and deferred markup was further extended and according to revised terms both will be repaid until November 1, 2027. As of the reporting date, the Company is in negotiation with the Bank to fully settle this liability. Following this, the Bank in November 2024, recovered USD 0.07 million principal and USD 0.04 million profit through the sale of some pledged listed securities.

Askari Bank Limited: This represents a balance transferred as a result of a settlement agreement from a short-term running finance (RF) facility to Term Loan Facility as on November 2, 2022. Principal will be repaid in 48 installments starting from November 2022 until October 2026. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 36 monthly installments, starting from November 2024. Effective interest rate applicable will be 1 Month KIBOR - 2% (Floor 10%). The mark up charged during the 2024 period on the outstanding balance ranged from 12.93% to 20.34% (2023: 14.4% to 21.14%). The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with Askari Bank Limited (AKBL) for routing of Long Distance & International (LDI) receivables along with an additional mortgage on Properties situated in Sindh, Pakistan.

Subsequently, in April 2024, the Bank approved the Company's request for restructuring of installments as a result of which total repayment tenure of the facility remains unchanged. Principal settlement tenure extended by 1 Year until October 2027. Further, the markup will be paid in the last 2 years (24 installments) starting from November 2025 and ending in October 2027.

The Company used post tax weighted average borrowing rate for amortization of deferred interest.

Standard Chartered Bank: 'This represents a balance transferred from short term borrowings (See Note 13) as a result of a settlement agreement from short-term running finance (RF) facility to Term Loan Facility as on August 9, 2023. Principal will be repaid in stepped up 23 installments starting from August 2023 until June 2025. Interest outstanding after effective discounts / waivers as per settlement agreement and interest to be accrued will be serviced in 6 monthly installments, starting from January 2025. Effective interest rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by the State Bank of Pakistan). The markup charged during the period on the outstanding balance is @ 4.25%. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for USD 1.15 million.

16. LICENSE FEE PAYABLE

	December 31,
	2024	2023
License fee payable	$163,217	$161,165
	$163,217	$161,165

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

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz. PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full through 2024. Through said decision PTA has also withdrawn the 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company, The WLL License provides for such eventuality that when frequency spectrum is withdrawn, the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

As a consequence of above, during the last year, the outstanding liability for 1900 MHz was reduced to zero on the basis that 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for 450 MHz frequency spectrum was reduced pro-rata after withdrawal. Owing to these circumstances, the management does not expect the liability to materialize fully in the near future.

17. POST-EMPLOYMENT BENEFITS

	December 31,
	2024	2023

Obligations for defined benefit scheme - gratuity	$640,934	$687,982
Accumulating compensated absences	35,150	35,934
	$676,084	$723,916

Gratuity

The Company operates an unfunded defined benefit gratuity plan for all permanent employees, providing a lump-sum gratuity payment to employees who have completed at least one year of service upon leaving the Company's services. Provisions are made in the financial statements to cover obligations on the basis of actuarial valuations carried out annually under the Projected Unit Credit Method.

Obligations for defined benefit scheme – gratuity:

The latest actuarial valuation of the gratuity scheme was conducted by independent valuer by M/S Nouman Associates as on December 31, 2024 using the following assumptions: Results of actuarial valuation are disclosed below:

Assumptions:	December 31,
	2024	2023
Discount rate for interest cost - per annum	15.50%	14.50%
Discount rate for year end obligations - per annum	12.25%	15.50%
Expected rate of increase in salary level - per annum	11.25%	14.50%
Weighted average duration of defined benefit obligation	8 years	6 years
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Rates Table
Actuarial cost method	Projected Unit Credit Method

The projected benefit obligation - Gratuity and net funded status of the defined benefit plan as of December 31, 2024, are as follows:

	December 31,
	2024	2023
Projected Benefit Obligation - Gratuity	$640,934	$687,982
Fair Value of Plan Assets	-	-
Funded Status	(640,934)	(687,982)
Net Liability Recognized	$(640,934)	$(687,982)

The Company does not maintain a funded gratuity plan, and all gratuity plan benefits are paid directly by the Company as they become due.

Changes in net liability for defined benefit scheme obligation:
	December 31,
	2024	2023
Benefit obligation, beginning of year	$687,982	$838,476
Current service cost	76,764	68,150
Interest cost	97,657	89,762
Gains and losses arising on plan settlements	-
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(3,540)	1,255
Experience Adjustments	(92,553)	(40,418)
Previous year adjustments	(491)	-
Benefits Due but not yet Paid	(132,031)	(104,446)
Payments made during the year	(1,614)	(62)
Foreign exchange effects	8,764	(164,735)
Benefit obligation, end of year	$640,934	$687,982
Funded Status, end of year	$(640,934)	$(687,982)

Components of Net Periodic Benefit Cost

The amounts recognized in the Statement of Profit or Loss Account against defined benefit scheme are as follows:

	December 31,
	2024	2023
Current service cost	$76,764	$68,150
Interest cost	97,657	89,762
Gains and losses arising on plan settlements	-	-
Charged to Consolidated Statement of Operations	$174,421	$157,912

Net remeasurements for the year - Other comprehensive income

	December 31,
	2024	2023
Actuarial (gains)/losses from changes in demographic assumptions	$-	$-
Actuarial (gains)/losses from changes in financial assumptions	(3,540)	1,255
Experience Adjustments	(92,553)	(40,418)
	$(96,093)	$(39,163)

Expected Future Benefit Payments:

The expected benefit payments represent undiscounted cash outflows for the next five years and a cumulative total for the following period:

Estimated future benefit payments:

2025	$72,261
2026	35,471
2027	43,221
2028	52,358
2029	59,640
2030-2035 (Total)	3,977,711

Year-end sensitivity analysis on defined benefits obligations:

Reasonably possible changes as at the reporting date to one of the relevant actuarial assumptions, holding other assumptions constant, would have resulted in present value of defined benefit obligation as stated below:

December 31,
2024
Discount rate + 100 bps	$(596,955)
Discount rate - 100 bps	(690,377)
Salary increase + 100 bps	(691,095)
Salary increase - 100 bps	(595,438)

The sensitivity analyses above have been determined based on a method that extrapolates the impact on the defined benefit obligation as a result of reasonable changes in key assumptions occurring at the end of the reporting period. The sensitivity analyses are based on a change in a significant assumption, keeping all other assumptions constant. The sensitivity analyses may not be representative of an actual change in the defined benefit obligation as it is unlikely that changes in assumptions would occur in isolation from one another.

Allocation of charge for the year:
	December 31,
	2024	2023
Direct Operating costs	$97,658	$67,902
Other Operating costs	76,763	90,010
	$174,421	$157,912

Accumulating compensated absences

Employees are entitled to 20 days' earned leave annually. Unutilized earned leave can be accumulated up to a maximum of 20 days and utilized at any time subject to the approval. Earned leave in excess of 20 days shall lapse. An employee will be entitled to encase the accumulated earned leaves at the time of leaving the Company's service on last drawn gross basic salary. Provisions are made annually to cover the obligation for accumulating compensated absences on the basis of actuarial valuations.

Assumptions:

Latest actuarial valuation of the leave encashment scheme was conducted by independent valuer M/S Nouman Associates as on December 31, 2024 using the following assumptions:

	December 31,
	2024	2023
Discount rate for interest cost - per annum	15.50%	14.50%
Discount rate for year-end obligations - per annum	12.25%	15.50%
Expected rate of increase in salary level - per annum	11.25%	14.50%
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Table
Actuarial cost method	Projected Unit Credit Method

Results of actuarial valuation are as under:

Changes in net liability for accumulating compensated absences

	December 31,
	2024	2023
Benefit obligation, beginning of year	$35,934	$43,101
Current service cost	2,772	4,017
Interest cost for the year	4,977	4,463
Adjustment for previous years	222	-
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(184)	(12)
Experience Adjustments	(447)	280
Benefits due but not yet Paid	(7,274)	(7,423)
Payments made during the year	(1,308)	(27)
Foreign exchange effects	458	(8,465)
Closing balance	$35,150	$35,934

Components of Net Periodic Benefit Cost

The amounts recognized in the Consolidated Statement of Operations against defined benefit scheme are as follows:

	December 31,
	2024	2023
Current service cost	$2,772	$4,017
Interest cost for the year	4,977	4,463
Adjustment for previous years	222	-
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(184)	(12)
Experience Adjustments	(447)	280
Current service cost	$7,340	$8,748

Year end sensitivity analysis on defined benefit obligation:

Reasonably possible changes as at the reporting date to one of the relevant actuarial assumptions, holding other assumptions constant, would have resulted in present value of defined benefit obligation as stated below:

December 31,
2024
Discount rate + 100 bps	$32,830
Discount rate - 100 bps	37,753
Salary increase + 100 bps	37,702
Salary increase - 100 bps	32,837
Discount rate + 100 bps	32,830

Allocation of charge for the year

	December 31,
	2024	2023
Direct Operating costs	$3,310	$4,287
Other Operating costs	4,030	4,462
	$7,340	$8,749

Risk associated with defined benefit plans

These defined benefit plans expose the Company to actuarial risks, such as final salary risk, mortality risk and withdrawal risk.

18. OTHER PAYABLES

	December 31,
	2024	2023
Loan from Directors	$709,975	$435,426
	$709,975	$435,426

This represents an interest free loan from a subsidiary director, Babar Ali Syed, to FZC and WorldCALL Private and payable at the discretion of both companies.

19. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) has a dispute of approximately $0.26 million and $0.26 million as of December 31, 2024 and December 31, 2023, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million and $0.17 million as of December 31,2024 and December 31, 2023, respectively, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.20 million in 2024 (2023: $1.18 million) on account of difference in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.33 million along with default surcharge thereon amounting to approximately $5.94 million as of July 31, 2016, via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine of up to approximately $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised a demand amounting to approximately $0.11 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA filed an appeal before the Honorable Supreme Court of Pakistan in March 2017, which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has decided against the Group in the matter relating to the annual radio frequency spectrum fee for the years ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges. The Group has filed appeals against these orders before the honorable Islamabad High Court which are ending adjudication.  The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges. Moreover, the Company is confident that incidental liability, if any, will be set off by way of a claim filed against PTA. The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.73 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF, and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

PTA has raised demand amounting to approximately $0.06 million on account of Base Trans-Receivers Station registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount of approximately $9.50 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year 2023, PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.72 million.

PTA has withdrawn the frequencies 3.5 Ghz, 479 Mhz, 450 Mhz and 1900 Mhz. As per management, the ISF for 3.5 Ghz and 479 Mhz is already paid in full through 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015 (actual withdrawal year). Similarly, liability for the 450Mhz frequency spectrum be reduced on a pro rata basis after withdrawal. Corresponding assets have also been retired.

The Group has filed a writ petition with Islamabad High Court against said decision of PTA on similar lines as explained above and the Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of approximately $0.22 million on February 7, 2020, due to non-payment of an annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes the principal portion of approximately $0.11 million already recognized in the financial statements and late payment charges amounting to approximately $0.11 million. The Group has not received any notice from the Revenue department. The Group’s management and legal advisor feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of approximately $1.26 million in respect of fines and a loss of approximately $1.91 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA appealed the matter before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. Now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of approximately $0.43 million along with late payment charges. The Group has filled the appeals against said notices with PTA which dismissed on December 4, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA made a demand amounting to approximately $0.80 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.14 million which was paid by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and the ultimate decision would be in the Group’s favor.

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

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.80 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

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

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of an order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.18 million and curtailment of losses by approximately $21.09 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

On September 30, 2016, Punjab Revenue Authority (PRA) issued a show cause notice allegedly demanding USD 1.51 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honourable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015, before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when amount of sales tax was withheld by PTCL. Based on the advice of the Company's tax advisor, management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating USD 4.33 million in 2024 (2023: USD 3.13 million) has not been made in these financial statements.

Other matters

One of the Group’s vendors has filed a suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million, however the claim is inflated to $0.82 million on what the Company believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is likely that the Company will prevail in this action.

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

One of the Group’s vendors and its allied international identities (referred to as vendors) filed a winding up petition dated October 16, 2017, before LHC and made a claim of approximately $0.23 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $19.94 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. Vendors filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group filed suit for recovery of $93.03 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.38 million for causing damage to the Group for filing a frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

In 2024 a total of 36 cases (2023: 33) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.41 million (2023: $0.40 million). Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

The Group has filed an appeal before the High Court against the Enforcement Order dated December 27, 2022, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $ 0.38 million within seven days of receipt. The Group has contested this demand on factual and legal grounds. Pursuant to the order of the High Court dated May 29, 2023, the Impugned Order has been suspended, and PTA has been restrained from taking any coercive action against the Group. The case remains pending at the hearing stage. The Group continues to evaluate the potential financial impact of this matter. Based on management’s assessment and legal advice, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $ 0.06 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The case is currently at the hearing stage. Based on legal counsel’s opinion and management’s assessment, the Group considers the demand to be uncertain, and accordingly, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $ 0.17 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The case remains at the hearing stage. Based on legal counsel’s opinion and management’s assessment, the Group believes that the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $0.37 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The matter is currently at the hearing stage. Based on legal counsel’s assessment and management’s evaluation, the Group believes the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $ 0.36 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The matter remains at the hearing stage. Based on legal counsel’s opinion and management’s evaluation, the Group considers the demand to be uncertain. Accordingly, no provision has been recognized in the financial statement.

The Group has filed an appeal before the High Court of Sindh against an Enforcement Order issued by the Pakistan Telecommunication Authority (PTA) on August 19, 2024. The Enforcement Order directed the Group to pay alleged outstanding Annual Regulatory Dues (ARDs) amounting to $ 0.10 within three days of receipt of the order. The Group disputes the factual and legal basis of the order and has sought judicial review of the matter. As per the interim order passed by the High Court on September 11, 2024, the PTA has been restrained from taking any coercive actions in relation to the Enforcement Order. The matter remains under hearing, and no provision has been recognized in the financial statements as at the reporting date.

20. RECLASSIFICATION OF COMPARATIVE FIGURES

During the year ended December 31, 2024, the Company reclassified the following balances:

i) Post-employment benefit obligations, which were previously reported under “Other payables” were reclassified, to a separate line item on the balance sheet as “Post employment benefit”. This reclassification was made to enhance fair presentation in accordance with ASC 715 and to align with industry reporting practices.

ii) Re-measurement gain of post employment benefit obligations, and the deferred tax expense on re-measurement gain of post-employment benefit which were previously merged into foreign currency translation gain has been shown separately in the Consolidated Statement of Other Comprehensive Income.

As a result, the prior-period balance sheet amounts as of December 31, 2023, have been adjusted for comparability.

The impact of these reclassifications are as follows:

	Balance Sheet Line Item	As Previously Reported (December 31, 2023)	As Adjusted (December 31, 2023)	Effect of Reclassification
i)	Other payables	$723,916	$(723,916)	$(723,916)
	Post employment benefit		723,916	723,916

	Other Comprehensive Income Line Item	As Previously Reported (December 31, 2023)	As Adjusted (December 31, 2023)	Effect of Reclassification
ii)	Foreign currency translation gain	$2,197,144	$(19,708)	$2,177,435
	Re-measurement gain of Post employment benefit obligations	-	39,163	39,163
	Deferred tax expense on re-measurement gain of post-employment benefit	-	19,454	19,454

The reclassification of the above figures had no impact on the previously reported net income, total liabilities or shareholders' equity.

21. NET REVENUE

	December 31,
	2024	2023
Telecom services	$16,067,643	$9,643,277
Broadband services	1,856,057	997,417
Technology Services	400,000	-
Other Services	14,938	40,152
Gross Revenue	18,338,638	10,680,846
Less: Discounts	(2,202)	(2,103)
Less: Sales tax	(81,188)	(64,976)
	$18,255,248	$10,613,766

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from seven primary sources: (1) International Termination Services, (2) Indefeasible Right of Use (IRU), (3) Cable TV and Internet Services, (4) Metro Fiber Solutions, (5) Capacity Sale Services, (6) Advertisement Services and (7) Technology Services.

The following table represents a disaggregation of revenue for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Telecom Services:
International termination services	16,067,643	9,643,277
	$16,067,643	$9,643,277
Broadband Services:
Cable TV and internet services	1,334,446	565,892
Metro fiber solutions	350,963	267,412
Capacity sale services	170,648	164,112

	$1,856,057	$997,417
Technology Services:
Capacity sale services	400,000	-
	$400,000	$-

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to the local mobile network operators such as Mobilink, Zong, Telenor and Ufone, etc. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services.

Indefeasible Right of Use (IRU) services:

It is a distinct performance obligation whereby the Company enters into a contractual agreement to grant Indefeasible Right of Use (IRU) of dark fiber up to 20 years or more. Revenue from IRU services is recognized at point in time, when the asset is transferred, and a customer obtains control over it.

Cable TV and internet services:

Cable television is a video delivery service provided by the Company to retail and commercial subscribers via a coaxial cable and fiber optics, whereas Internet service is the delivery of data service provided by the Company to the subscribers via a coaxial cable and fiber optics. The Company is providing Fiber to the Home (“FTTH”) services which is not a distinct performance obligation, but rather a component of a connectivity services. The Company charges connection and membership fees at the time of setting up of connections. Subscription revenue from Cable TV, internet over cable, cable connectivity and channels subscription fee is recognized on provision of services. Connection and membership fees are recognized at the time of sale of connection, which is paid by the customer at the time of the sale of the connection, and it entitles the customer to access the cable TV and internet services provided by the Company. The Company follows an advance billing invoicing cycle for such services.

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

Capacity sale services:

These are the services arrangements whereby the Company enters into a contractual agreement to provide a portion of the capacity of fiber, wherein the rights are given to the customers for a longer period, i.e., 20 years or more. Revenue from capacity sale services is recognized at point in time, when the asset is transferred, and a customer obtains control over it.

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

Technology Services:

This revenue relates to the sale of technology services. The Company delivered a custom platform for the client. It entailed development of a hybrid solution. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. To optimize operational costs, the Company manages its development and product support operations from Pakistan.

Deferred revenue was $489,107 as of December 31, 2024, and $31,161 as of December 31, 2023.

22. DIRECT OPERATING COSTS

	December 31,
	2024	2023
Interconnect, settlement and other charges	$15,147,425	$8,469,410
Salaries, wages and benefits	514,792	443,462
Bandwidth and other PTCL charges	304,043	222,982
Power consumption and rent	234,057	231,182
Network maintenance and insurance	131,293	108,369
PTA fees	30,868	38,704
Cable license fee	61,974	55,902
Annual spectrum fee	29,907	58,838
Stores and spares consumed	3,967	5,977
WMG Revenue share cost	65,765	-
Fees and subscriptions	98,990	102,818
Content cost	3,103	4,682
Security services	3,992	5,741
Others	170,151	263,713
	$16,800,147	$10,011,781

23. OTHER OPERATING COSTS

	December 31,
	2024	2023
Salaries, wages and benefits	$909,687	$890,247
Fees and subscriptions	28,985	89,794
Legal and professional	695,156	280,197
Rent, rates and taxes	35,113	28,320
Travelling and conveyance	253,809	280,117
Transportation	89,822	77,268
Utilities	68,631	56,040
Communications	10,295	10,321
Repairs and maintenance	16,672	33,803
Security services	14,010	10,395
Insurance	6,937	7,452
Business promotion and entertainment	81,399	39,371
Printing and stationery	9,329	10,737
Directors' meeting/remuneration expense	141,988	26,041
Miscellaneous	143,840	133,677
	$2,505,673	$1,973,780

24. FINANCE COST

	December 31,
	2024	2023
Unwinding of discount on liabilities	$139,633	$243,952
Mark up on term finance certificates	914,052	905,985
Mark-up on long term loan	1,181,634	479,570
Mark up on short term borrowings	-	499,511
Finance charges on lease liabilities	103,743	80,750
Bank charges and commission	26,219	24,660
	$2,365,281	$2,153,678

25. TAXATION

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Current
For the year	$179,733	$151,780
Prior years	-	-
	179,733	151,780
Deferred	-	-
	$179,733	$151,780

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	December 31,
	2024	2023
Current
Federal	$-	$-
State	-	-
Foreign	179,733	151,780
	179,733	151,780
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	$179,733	$151,780

Since, the Company does not have taxable income and accounting income for both the years ended December 31, 2024 and 2023, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

F-39

	2024	2023
Accounting loss before tax	$(2,875,237)	$(8,173,178)
Applicable corporate tax rate	29%	29%
Applicable minimum tax	$179,733	$151,780
Effective minimum tax rate	(1.25)%	(1.25)%

The components of the Company’s deferred income taxes as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$15,389,335	$15,604,968
Provision for credit losses of receivables	3,289,396	3,228,272
Post-employment benefits	196,066	209,936
Provision for stores and spares & stock-in-trade	4,207	4,154
Provision for credit losses of advances and other receivables	282,148	278,605
Valuation allowance	(4,011,889)	(3,665,648)
	15,149,252	15,660,287
Liability for deferred taxation comprising temporary differences on other liabilities	(6,680,872)	(7,270,849)
	$8,468,381	$8,389,438

Deferred tax asset on tax losses available for carry forward has been recognized to the extent that the realization of related tax benefit is probable from reversal of existing taxable temporary differences and future taxable profit. These unused tax losses mainly represent allowable depreciation expenses for an indefinite period. However, there are no such tax benefits which remain unrecognized into the financial statements and tax related contingencies have been adequately disclosed in note 18 of these financial statements. Management’s assertion of future taxable profit is mainly based on income due to write back of liabilities and business plan to initiate fiber to home services with monetary support from the majority shareholder.

26. RELATED PARTIES

Related parties comprise the parent Company, associated companies / undertakings, directors of the Company and their close relatives and key management personnel of the Company. The Company, in the normal course of business carries out transactions with various related parties. Credit terms with related parties are normal business arrangements. Amounts due from and due to related parties are shown under respective notes to these financial statements.

		December 31,
		2024	2023
Transactions during the year
Worldcall Cable (Private) Limited	Interest charged during the year	$1,987	$1,936
Worldcall Ride Hail (Private) Limited	Interest charged during the year	$18	15
Key management personnel	Advances against expenses disbursed (adjusted) - net	$2,199	$12,392

Outstanding receivables (payables)
Worldcall Cable (Private) Limited	Other receivable	$13,326	$11,197
Worldcall Ride Hail (Private) Limited	Other receivable	$104	$85

As on December 31, 2024 and December 31, 2023, outstanding balance from key management personnel was approximately $542,185 and $605,000, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company’s subsidiaries owe approximately $0.71 million and $0.43 million interest free loan to a subsidiary’s director, Babar Ali Syed, as of December 31, 2024 and December 31, 2023, respectively, which is repayable at the discretion of the Company.

27. GOING CONCERN OF WTL

The Company’s subsidiary “WTL” incurred a loss of $4.87 million during the year ended December 31, 2024 (2023: $7.1 million). As of December 31, 2024, the accumulated loss of WTL stands at $67.30 million (December 31, 2023: $62.05 million) and its current liabilities exceed its current assets by $29.65 million (December 31, 2023: $25.92 million). These conditions, along with other factors like declining revenue and contingencies and commitments (as disclosed in note 18), indicate the existence of material uncertainties that cast significant doubt about WTL’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Net Liabilities Position - Risk Mitigation

As mentioned above, there is a net current liability position of approximately $29.65 million as on December 31, 2024 (December 2023: $25.92 million), which has the following major components (amounts are in US$ million):

	December 31,
	2024	2023
Pakistan Telecommunication Authority (PTA)	$8.57	$8.32
Claims of parties challenged	2.00	2.00
Short term borrowings	0.36	0.39
Contract liabilities	3.67	3.16
Provision for taxation	1.12	1.06
Regulatory revolving challenged	0.24	0.24
	$15.96	$15.17

Management believes that certain balances included in the above amounts do not represent immediately payable liabilities as detailed below:

Pakistan Telecommunication Authority (PTA): Liabilities towards PTA as incorporated in these financial statements stand at approximately $8.57 million as on December 31, 2024 (December 31, 2023: $8.32 million) which are not immediately payable owing to the non-fulfillment of certain conditions relating to the demand of such amounts. These conditions relate to the industry circumstances and Court Orders.

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

Regulatory revolving challenged: The amount represents routine trade credits extended by regular parties and these balances are of a revolving nature. Thus, no immediate net cash outlay would be required.

28. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

