Form 10-Q
period 2025-03-31
GlobalTech Corp
filed 2025-05-07
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

775 624-4817

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 149,933,391 of Common Stock as of May 07, 2025.

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

“GoP” means the Government of Pakistan.

“IT” means information technology.

“LDI” means the Company’s 55% owned subsidiary, WorldCALL Public’s Long Distance & International network.

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

Cautionary Note Regarding Forward-Looking Statements.

                Certain of the matters we discuss in this quarterly report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates”, or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
•

our ability to compete in highly competitive markets, which we expect only to become more competitive, and as a result, we may have difficulty expanding our customers base or retaining existing customers;

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

As used in this report, the terms “we”, “us”, “our” and the “Company”, refer to GlobalTech Corporation, a Nevada corporation and its consolidated subsidiaries. The Company serves as a holding company for its consolidated subsidiaries discussed in greater detail below.

PART I. Item 1. Financial Statements. GLOBALTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$290,895	$822,251
Restricted cash	2,699,712	2,633,019
Accounts receivable – net	4,038,133	3,780,777
Short term investments	958,652	970,596
Prepayments	22,137	60,234
Stores and spares	837,135	838,641
Loans and advances	4,728,774	4,660,122
Other receivables	4,139,321	3,947,158
Total current assets	17,714,759	17,712,798
Property, plant and equipment	16,532,155	16,936,286
Operating lease right-of-use assets	441,403	451,111
Intangible assets – net	10,015,209	10,264,049
Long term loans and other assets	3,169,989	3,123,604
Deferred tax asset	8,415,570	8,468,381
TOTAL ASSETS	$56,289,085	$56,956,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$27,507,617	$27,263,298
Current portion of non-current liabilities	7,722,084	7,413,649
Accrued interest	3,664,339	3,545,054
Short term borrowings	926,995	1,103,560
Provision for taxation – net	1,161,750	1,125,182
Total current liabilities	40,982,785	40,450,743
Term finance certificates	598,334	906,455
Long term financing – secured	1,168,628	1,154,484
Long term deposits and payable	1,354,946	1,412,328
License fee payable	162,199	163,217
Operating lease liability	556,689	635,030
Post employment benefits	661,151	676,084
Other payables	548,540	709,975
Total non- current liabilities	5,050,487	5,657,573
TOTAL LIABILITIES	$46,033,272	$46,108,316
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value - 500,000,000 shares authorized and 139,933,391 and 139,933,391 issued shares at March 31, 2025 and December 31, 2024, respectively.	13,993	13,993
Accumulated other comprehensive loss	(602,224)	(896,497)
Accumulated deficit	(38,731,980)	(38,110,867)
Non-Controlling interest	49,576,022	49,841,283
TOTAL SHAREHOLDERS’ EQUITY	10,255,813	10,847,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,289,085	$56,956,229

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
NET REVENUE	$4,341,720	$3,702,258
Direct operating costs	(3,931,698)	(3,582,159)
Other operating costs	(641,745)	(486,008)
Depreciation and amortization	(501,098)	(778,368)
Other expenses	(210,851)	(3,795)
OPERATING LOSS	(943,672)	(1,148,073)
OTHER:
Other income	218,938	265,651
Finance cost	(346,737)	(493,290)
LOSS BEFORE TAXATION	(1,071,471)	(1,375,713)
Taxation	(53,733)	(45,446)
NET LOSS	$(1,125,204)	$(1,421,158)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(621,113)	(779,221)
Non-controlling interest (NCI)	(504,091)	(641,937)
	(1,125,204)	(1,421,158)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)
Weighted-average common shares used to compute basic and diluted loss per share	139,933,391	139,763,391

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
NET LOSS	$(1,125,204)	$(1,421,158)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	-	(1,691)
Foreign currency translation adjustment	533,103	(33,804)
Other Comprehensive income - net of tax	533,103	(35,495)

COMPREHENSIVE LOSS	(592,101)	(1,456,654)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(326,840)	$(798,743)
Non - controlling interest (NCI)	(265,261)	(657,910)
Comprehensive Loss attributable to GLOBALTECH	(592,101)	(1,456,654)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,125,204)	$(1,421,158)
Adjustment for non-cash charges and other items:
Depreciation and amortization	501,098	778,368
Interest accretion on liabilities	346,737	462,373
Liabilities written back on settlements with parties	(126,488)	-
Post-employment benefits	35,592	166,662
Income on deposits, advances and savings accounts	(71,822)	(146)
Exchange loss on liabilities	137,142	-
Changes in operating assets and liabilities:
Stores and spares	1,506	(5,487)
Trade debts	(257,356)	317,903
Loans and advances	(68,652)	(436,715)
Short term investment	11,943	-
Prepayments	38,097	(15,033)
Other receivables	(192,162)	(401,220)
Trade and other payables	244,317	(101,596)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	(57,383)	(456,385)
Other payables	(161,435)	(368,675)
Long term loans and other assets	(46,384)	2,149,220
Post employment benefits paid	(46,247)	(5,835)
Income on deposit and savings accounts	71,822	146
Lease rental payments	(31,818)	(35,691)
Finance cost paid	(163,439)	(149,863)
Income tax paid	(11,697)	(7,356)
Net cash (used in)/generated from operating activities	(971,833)	1,410,055
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal (Payment on purchase) of property and equipment – net	(17,948)	(43,794)

Net cash used in investing activities	(17,948)	(43,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(10,837)	(81,150)
Payment against directors' loan	(40,271)	-
Net cash used in financing activities	(51,108)	(81,150)
Net (decrease)/increase in Cash and Cash Equivalents	(1,040,889)	1,285,111
Cash and Restricted Cash at the beginning of the Period	3,455,270	2,566,538
Exchange effect	576,225	(980,674)
Cash and Restricted Cash at the End of the Period	$2,990,606	$2,870,975
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(11,697)	$(7,356)
Interest	$(163,439)	$(149,863)

The cash and cash equivalent comprises of the following:
Cash and cash equivalent	$290,894	$457,097
Restricted cash	2,699,712	2,413,878
	$2,990,606	$2,870,975

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,2025 AND 2024

	Common Share		Accumulated Other Comprehensive Income
Description	Shares	Amount	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non- Controlling Interest	Total

Balance as of January 1, 2025	139,933,391	$13,993	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	$49,841,283	$10,847,914
Net loss attributable for the three months ended March 31, 2025	-	-	-	-	-	(621,113)	(504,091)	(1,125,204)
Other comprehensive loss for the three months ended March 31, 2025	-	-		294,273	294,273	-	238,830	533,103
Total comprehensive loss for the three months ended March 31, 2025	-	-		294,273	294,273	(621,113)	(265,261)	(592,101)

Balance as at March 31, 2025	139,933,391	13,993	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	$49,576,022	$10,255,813

Balance as at January 1, 2024	139,763,391	$13,976	$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	$50,458,787	$12,226,254
Net loss attributable for the three months ended March 31, 2024	-	-	-	-	-	(779,221)	(641,937)	(1,421,158)
Other comprehensive income for the three months ended March 31, 2024	-	-	(930)	(18,592)	(19,522)	-	(15,973)	(35,497)
Total comprehensive income for the three months ended March 31, 2024	-	-	(930)	(18,592)	(19,522)	(779,221)	(657,911)	(1,456,656)
Balance as at March 31, 2024	139,763,391	13,976	(1,867,553)	86,033	(1,781,520)	(37,263,734)	49,800,876	10,769,599

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

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

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all assets, properties and liabilities of WHI, were exchanged for 117,299,472 shares of common stock of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022, EBI changed its name to GlobalTech Corporation.

The Plan and Agreement of Reorganization was accounted for as a reverse acquisition where EBI was a legal acquirer (the accounting acquiree) and WHI was a legal acquiree (the accounting acquirer).

The transaction has been consummated and trading of the Company’s common stock on the over the counter (OTC) market commenced on April 24, 2024.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company owns directly and indirectly through associates an aggregate of around 55% of the shares of WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 1, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and establishing, maintaining and operating the licensed telephony services. The Company and its subsidiaries (the “Group”) have been licensed by Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

1.2.2. WorldCall Services (Pvt) Limited

WorldCall Services (Private) Limited (“WSL”), a wholly-owned subsidiary of the Company, was incorporated on October 5, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now the Companies Act, 2017. The objectives of WSL include, but are not limited to, carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly-owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on August 24, 2016 and commenced operations thereon. The objectives of the Company include management consultancy and technology services.

1.2.4. Rout 1 Digital (Pvt) Limited

Route 1 Digital is a private limited company, a wholly-owned subsidiary of Worldcall Telecom Limited, incorporated under the Companies Ordinance 1984 (now the Companies Act, 2017) on December 21, 2016. The primary business is to carry out the business of all transport services, sharing motor vehicle transportation with another or others, and consultancy in the field of information technology, software development and all activities ancillary thereto. The registered office of the Company is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation — The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on March 27, 2025 with the SEC. The results of the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods, or for future years.

Basis of Consolidation — The Company’s unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL, and Route 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunication Authority (PTA) fees, cable license fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred.

Other Operating Costs — Other operating costs consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred.

Business Combinations – The Company accounts for business combinations under the provisions of ASC 805, Business Combinations. Such transactions between entities under common control are accounted for under provisions of ASC 805-50. Transfer of business among entities under common control is accounted for transactions by combining carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of the combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Short Term Investments —Investments – Debt and Equity Securities. Investments in marketable debt securities with maturities greater than three months but less than one year at the time of purchase and are classified based on management’s intent regarding these assets as available-for-sale securities. Securities that the Company may sell in response to liquidity needs or changes in interest rates are classified as available-for-sale. They are reported at fair value, with unrealized gains and losses excluded from net income and recorded in other comprehensive income (OCI) within equity, net of applicable taxes. Realized gains and losses, along with other-than temporary impairments, are included in earnings and are determined using the specific identification method.

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

These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, accounts receivable, accounts payable, borrowings under term loans and line of credit, and other payables. Due to the short-term nature of these financial instruments and that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value.

Stores and spares

Stores and spares are stated at the lower of cost or net realizable value. Cost is principally determined using the weighted-average method. The Company records adjustments to stores and spares for excess quantities, obsolescence or impairment when appropriate to reflect at net realizable value.

Periodic physical counts and stores and spares reviews are conducted to assess the condition and usability of stores and spares. Provisions are recorded for obsolete, slow-moving, or damaged items when necessary, and such provisions are charged to the statement of operations.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2024, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance on January 1, 2023 and the adoption of this new guidance had no material impact on the consolidated financial statements. As per the new guidance accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

The gain or loss on disposal of an asset represented by the difference between the sale proceeds and the carrying amount of the asset is recognized as income or expense.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three months ended March 31, 2025 and 2024.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 280.60 and Rs.278.85 as on March 31, 2025 and December 31, 2024, respectively.

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

Non-controlling Interest — The Company accounts for non-controlling interests in accordance with ASC 810 – Consolidation, presenting them as a separate component of equity in the consolidated balance sheets, with the non-controlling share of net income or loss shown separately in the statements of operations.

Segment Reporting — The Company operates as a single reportable segment in accordance with the FASB’s ASC Topic 280, Segment Reporting. The Company’s chief operating decision maker ("CODM") reviews the business as a whole when evaluating financial performance and allocating resources.

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

As on November 30, 2021, WHI entered into a 100,000 shares swap agreement with the shareholders of WSL, a Pakistan based corporation, to acquire i) all of the issued and outstanding capital stock of WSL, and (ii) all of WSL’s assets and liabilities that were used in its business.

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

4. CASH AND BANK

	March 31, 2025	December 31, 2024
	(Unaudited)
Cash at bank
Current accounts	$276,102	$645,911
Savings accounts	813	4,095
	276,915	650,006
Cash in hand	13,980	10,868
Pay orders in hand	-	161,377
	$290,895	$822,251

5. RESTRICTED CASH

	March 31, 2025	December 31, 2024
	(Unaudited)
Deposit in escrow account	$2,513,568	$2,457,620
Margin and other deposits	186,144	175,399
	$2,699,712	$2,633,019

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

The formation of ICH was declared anti-competitive by the Competition Commission of Pakistan, and resultantly PTA issued a policy directive in June 2014 terminating the ICH arrangement. Some operators challenged this termination and obtained interim relief from Sindh High Court and Lahore High Court. However, the Supreme Court adjudicated the matter in February 2015 in favor of termination of ICH, and pursuant upon this, PTA issued its notification of termination of ICH arrangement. As of now, the mechanism of the adjustment of the amount available in the Escrow Account remains to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,276 (2024: $71,723) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

 6. ACCOUNTS RECEIVABLE – NET

	March 31, 2025	December 31, 2024
	(Unaudited)
Considered good – unsecured	$4,038,133	$3,780,777
Considered doubtful – unsecured	2,368,512	2,383,376
	6,406,645	6,164,153
Less: Provision for expected credit loss	(2,368,512)	(2,383,376)
	$4,038,133	$3,780,777

Provision for expected credit losses has been approximately nil and $69,060 for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

7. PROPERTY, PLANT AND EQUIPMENT	March 31, 2025	December 31, 2024
	(Unaudited)
Operating fixed assets	$16,469,251	$16,872,986
Capital work-in-progress	62,904	63,300
	$16,532,155	$16,936,286
Operating fixed assets
Building on freehold land	$347,470	$349,650
Freehold land	187,491	188,668
Leasehold improvements	695,924	700,291
Plant and equipment	29,508,266	29,685,166
Office equipment	386,320	388,745
Vehicles	109,326	110,012
Computers	666,139	663,283
Furniture and fixtures	141,523	140,822
Laboratory and other equipment	76,566	77,046
	32,119,025	32,303,683
Less: Accumulated depreciation	(15,649,774)	(15,430,697)
	$16,469,251	$16,872,986

Useful life of operating fixed assets ranges between 5 years to over 33 years. Details of all major additions and disposals have been provided in the following paragraphs and tables. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of operations.

7.1 Details of additions being made for the three months ended March 31, 2025 and the year ended December 31, 2024 are as under:

	March 31, 2025	December 31, 2024
	(Unaudited)
Leasehold improvements	$-	$7,187
Plant and equipment	9,376	86,261
Office equipment	$-	$9,178
Furniture and Fixtures	1,579	5,541
Computers	$6,993	$14,885
	17,948	123,052

7.2 Details of disposals for the three months ended March 31, 2025 and the year ended December 31, 2024 are as follows:
	March 31, 2025	December 31, 2024
	(Unaudited)
Plant and equipment	$1,140	$33,513
Computers	-	226
Total	$1,140	$33,739

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$30,190	$41,604
Short term lease cost	10,810	8,699
	$41,000	$50,303

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$441,403	$451,111

Current operating lease liabilities	270,919	209,177
Non-Current operating lease liabilities	556,689	635,030
	$827,608	$844,207

Operating leases
ROU Assets	451,111	503,701
Lease termination		(17,396)
Asset lease expense	(9,656)	(41,612)
Foreign exchange loss	(52)	6,418
ROU Assets – net	$441,403	$451,111

Weighted average remaining lease term (in years):
Operating leases	6.84	6.93
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended
	March, 31
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,818	$35,691

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2025 (Nine months)	$115,339
2026	164,412
2027	178,051
2028	174,367
2029	267,948
Thereafter	288,343
Total lease payments	$1,188,460
Less: imputed interest	$(360,852)
Total lease obligations	$827,608
Less: current obligations	$270,919
Long-term lease obligations	$556,689

9. INTANGIBLE ASSETS – NET

	March 31,	December 31,
	2025	2024
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,579,053	18,463,900
Software	63,133	63,133
	23,308,233	23,193,081
Less: Accumulated amortization – net	(13,293,024)	(12,929,032)
	$10,015,209	$10,264,049

Useful life of intangible assets ranges between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

As of March 31, 2025, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,
2025 (Nine months)	547,330
2026	561,294
2027	543,125
2028	543,125
2029	543,122
Thereafter	7,277,213
$10,015,209

10. TRADE AND OTHER PAYABLES

	March 31, 2025	December 31, 2024
	(Unaudited)
Trade creditors	$11,098,874	$11,795,383
Accrued and other liabilities	5,769,273	4,702,427
Payable to PTA against APC charges	6,297,213	6,336,733
Payable against long term investment	156,807	157,791
Contract liabilities	3,664,084	3,687,079
Withholding taxes payable	174,721	225,005
Sales tax payable	221,428	232,877
Security deposits	125,217	126,003
	$27,507,617	$27,263,298

Trade creditors include amounts payable to PTA totaling $2.22 and $2.15 million as on March 31, 2025 and December 31, 2024, respectively. Out of this amount $1.932 million (2024: $1.937 million) represents payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA's determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.36 million and $0.61 million as on March 31, 2025 and December 31, 2024, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

11. CURRENT PORTION OF NON-CURRENT LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
Term finance certificates	$3,836,207	$3,660,548
Mark-up payable on TFCs	2,179,242	2,088,288
Long term financing	1,435,716	1,455,632
Lease liabilities	270,919	209,181
	$7,722,084	$7,413,649

Details of the current portion of non-current liabilities are provided in their respective notes.

12. ACCRUED INTEREST

	March 31, 2025	December 31, 2024
	(Unaudited)
Short term borrowings	$241,834	$278,169
Term finance certificates	3,422,505	3,266,885
	$3,664,339	$3,545,054

13. SHORT TERM BORROWINGS

	March 31, 2025	December 31, 2024
	(Unaudited)
Repurchase agreement borrowings	$801,853	806,886
Line of credit facility – others	125,142	296,674
	$926,995	$1,103,560

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to USD $0.535 million against 100 million shares of WTL (placed by Ferret Consulting FZC) and from Hamdard Laboratories amounting to USD $0.267 million against 50 million shares of WTL (placed by Ferret Consulting FZC) for the purpose of working capital requirements and/or to meet other business obligations. The facility carries an annual interest rate of 30.00%. The facility is secured against 30 million & 15 million shares of Worldcall Telecom Limited pledged with Elahi Group of Companies and Hamdard Laboratories, respectively.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	March 31, 2025	December 31, 2024
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from AMB Management Consulting (Pvt) Limited	35,640	207,172
	$125,142	$296,674

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as mentioned below.

	March 30, 2025	December 31, 2024
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

14. TERM FINANCE CERTIFICATES (TFCs)

	March 30, 2025	December 31, 2024
	(Unaudited)
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,836,207)	(3,660,548)
	3,622,543	3,798,202
Add: Deferred interest	201,280	307,172
Exchange adjustment	(3,225,489)	(3,198,919)
Closing balance	$598,334	$906,455

Term finance certificates (TFCs) have a face value of $17.82 per certificate. These TFCs carry a markup at the rate of the six months average Karachi Interbank Offered Rate (KIBOR) plus 1.0% per annum (2024: six-month average KIBOR plus 1.0% per annum), payable quarterly. The markup rate charged during the three months ended March 31, 2025, on the outstanding balance ranged from 12.03% to 16.45% (December 31, 2024: 17.45% to 24.08%) per annum.

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

In accordance with the 3rd Supplemental Trust Deed executed during the year 2018, the outstanding principal is repayable by way of quarterly staggered installments with downward revision in markup of 0.60%; i.e., revised markup of six months average KIBOR + 1%. The outstanding markup is payable at the date of restructuring and up to December 20, 2018 was agreed to be deferred and be paid from March 20, 2021, in quarterly installments. 50% of the markup accrued for the period between December 20, 2018 to December 20, 2020 is to be paid on a regular quarterly basis commencing from March 20, 2019 and the remaining 50% is to be deferred and paid from March 20, 2021. Markup deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million shares of WorldCALL Public have been pledged by WorldCall Private for investors which were to be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly installments of June 2019 to March 2025 amounting to USD $3.14 million against principal and USD $4.02 million against accrued interest. In case of failure to make due payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to the non-payment of due installments, the Trustee enforced the Letter of Pledge in 2021, calling 128.2 million shares of WorldCALL Public from WorldCall Private’s account. Of these, 63.98 million shares were sold, generating USD $0.57 million. The proceeds were utilized to settle USD $0.35 million against the principal and USD $0.22 million against accrued markup in 2021 and 2022.

These TFCs are secured against first pari passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	LDI and WLL license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

15. LONG TERM FINANCING – SECURED

	March 31, 2025	December 31, 2024
	(Unaudited)
Allied Bank Limited	-	$-
Bank Islami Limited	182,630	182,162
Askari Bank Limited	985,998	972,322
Standard Chartered Bank Limited	-	-
	$1,168,628	$1,154,484

Allied Bank Limited: This represents the balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as subsequently amended on October 8, 2020 and September 30, 2021. Principal will be repaid in 37 stepped up monthly installments starting from August 2021 until August 2024. The markup will be accrued and will be serviced in 12 equal monthly installments, starting from September 2024. The effective markup rate applicable will be 3 Month KIBOR + 85 bps. The markup is charged during the period on the outstanding balance at 12.14% to 12.14% (2024: 16.98% to 22.31%) per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.90 million and right to set off on collection account. The Company is in negotiations with the Bank for settling its liability in full.

Bank Islami Limited: This represents the balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. The principal is repayable in 29 installments from February 2022 until May 2026. The markup was accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. The effective markup rate applicable will be 6 Month KIBOR (Floor 7.5% and cap of 17%). The markup charged during the period on the outstanding balance was 11.87% (2024: 17%). The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $3.14 million with a 25% margin, the pledge of various listed securities of the Company having a carrying value of $0.11 million and a mortgage over the Company's Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

Subsequently in June 2023, the Bank approved the Company's restructuring request as a result of which overall repayment tenure was extended by 1 year and 6 months. I.e., the principal repayment will end in November 2025, instead of May 2024 and markup repayment will end in November 2027, instead of May 2026. In the same year, the period for repayment of principal and deferred markup was further extended and according to the revised terms, both will be repaid by November 1, 2027. As of the reporting date the Company is in negotiation with the Bank to fully settle this liability. Following this, the Bank, in November 2024, recovered $0.065 million of principal and $0.040 million of interest through the sale of some pledged listed securities.

Askari Bank Limited: This represents the balance transferred as a result of a settlement agreement from short-term running finance (RF) facility to Term Loan Facility on November 2, 2022. Principal will be repaid in 48 installments starting from November 2022, until October 2026. Markup outstanding after effective discounts / waivers as per the settlement agreement and markup to be accrued, will be serviced in 36 monthly installments, starting from November 2024. The effective markup rate applicable will be the one-month KIBOR (1MK) - 2% (Floor 10%). The markup charged during the three months ended March 31, 2025 on the outstanding balance ranged from 12.22% to 13.35% (2024: 12.93% to 20.34%). The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with a margin of 25%, and a collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh.

Subsequently in April 2024, the Bank approved the Company's request for restructuring of installments as a result of which total repayment tenure of the facility remains unchanged. Principal settlement tenure was extended by 1 year until October 2027. Further, markup will be paid in the last 2 years (24 installments) starting from November 2025 and ending in October 2027.

The Company used a post tax weighted average borrowing rate for amortization of deferred interests.

Standard Chartered Bank Limited: This represents the balance transferred from short term borrowings as a result of a settlement agreement from short-term running finance (RF) facility to Term Loan Facility on August 9, 2023. Principal will be repaid in stepped up 23 installments starting from August 2023 until June 2025. Interest outstanding after effective discounts / waivers as per the settlement agreement and interest to be accrued, will be serviced in 6 monthly installments, starting from January 2025. The effective interest rate applicable will be at the Cost of Funds (subject to change on a yearly basis as advised by the state bank of Pakistan). The interest charged during the three months ended March 31, 2025 on the outstanding balance was 4.25%. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for $1.15 million.

16. LICENSE FEE PAYABLE

	March 31, 2025	December 31, 2024
	(Unaudited)
License fee payable	$162,199	$163,217
	$162,199	$163,217

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

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full until 2024.  Through said decision PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company. The WLL License provides for such eventuality that when frequency spectrum is withdrawn, the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

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

17. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million and $0.26 million as of March 31, 2025 and December 31, 2024, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million and $0.17 million as of March 31, 2025 and December 31, 2024, respectively, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.19 million during the three months ended March 31, 2024 (2024: $1.20 million) on account of difference in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $18.89 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.29 million along with default surcharge thereon amounting to approximately $5.89 million as of July 31, 2016, via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine of up to approximately $1.25 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised a demand amounting to approximately $0.106 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA filed an appeal before the Honorable Supreme Court of Pakistan in March 2017, which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has decided against the Group in the matter relating to the annual radio frequency spectrum fee for the years ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges. The Group has filed appeals against these orders before the honorable Islamabad High Court which are ending adjudication.  The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges. Moreover, the Company is confident that incidental liability, if any, will be set off by way of a claim filed against PTA. The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.62 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF, and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

PTA has raised demand amounting to approximately $0.06 million on account of Base Trans-Receivers Station registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount of approximately $9.44 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year 2023, PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.70 million.

PTA has withdrawn the frequencies 3.5 Ghz, 479 Mhz, 450 Mhz and 1900 Mhz. As per management, the ISF for 3.5 Ghz and 479 Mhz is already paid in full through 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015 (actual withdrawal year). Similarly, liability for the 450Mhz frequency spectrum was reduced on a pro rata basis after withdrawal. Corresponding assets have also been retired.

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

PTA had demanded an amount of approximately $1.25 million in respect of fines and a loss of approximately $1.90 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA appealed the matter before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. Now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014, the cumulative amount of approximately $0.43 million along with late payment charges. The Group has filed the appeals against said notices with PTA which dismissed on December 4, 2020. The Group therefore filed the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. Management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA made a demand amounting to approximately $0.80 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.14 million which was paid by the Group. Based on the advice of the Group’s legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s position and expects the ultimate decision to be in the Group’s favor, although the ultimate outcome is uncertain.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.82 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

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

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.78 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.74 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $3.77 million (including default surcharge of approximately $1.16 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.40 million (including default surcharge of approximately $1.10 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of an order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.17 million and curtailment of losses by approximately $20.96 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. Based on the advice of the legal counsel, the Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

On September 30, 2016, Punjab Revenue Authority (PRA) issued a show cause notice allegedly demanding USD $1.50 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honourable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015, before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when the amount of sales tax was withheld by PTCL. Based on the advice of the Company's tax advisor, management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating USD $4.30 million as of March 31, 2025 (December 31, 2024: USD $3.17 million) has not been made in these financial statements.

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

One of the Group’s vendors has filed a petition on November 21, 2014 before LHC. The vendor has a claim of approximately $0.77 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during 2015, claiming approximately $1.12 million under the same contract against which the vendor has claimed amounts due. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. The Court has not assigned a date for further proceedings. Based on the advice of the Group’s legal counsel, management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s vendors and its allied international identities (referred to as vendors) filed a winding up petition dated October 16, 2017, before LHC and made a claim of approximately $0.23 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $19.94 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. Vendors filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group filed suit for recovery of $93.03 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.35 million for causing damage to the Group for filing a frivolous winding up petition. Based on the legal advice, management is of the view that it is unlikely that any claim of said suppliers will materialize.

As of March 31, 2025, a total of 36 cases (December 31, 2024: 36) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to approximately $0.40 million as of March 31, 2025 (December 31, 2024: $0.41 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Group are of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

The Group has filed an appeal before the High Court against the Enforcement Order dated December 27, 2022, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $0.38 million within seven days of receipt. The Group has contested this demand on factual and legal grounds. Pursuant to the order of the High Court dated May 29, 2023, the Impugned Order has been suspended, and the PTA has been restrained from taking any coercive action against the Group. The case remains pending at the hearing stage. The Group continues to evaluate the potential financial impact of this matter. Based on management’s assessment and legal advice, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, the PTA has directed the Group to make a payment of $0.06 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The case is currently at the hearing stage. Based on legal counsel’s opinion and management’s assessment, the Group considers the demand to be uncertain, and accordingly, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $0.17 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The case remains at the hearing stage. Based on legal counsel’s opinion and management’s assessment, the Group believes that the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Group to make a payment of $0.36 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The matter is currently at the hearing stage. Based on legal counsel’s assessment and management’s evaluation, the Group believes the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements

The Group has filed an appeal before the High Court of Sindh against an Enforcement Order issued by the Pakistan Telecommunication Authority (PTA) on August 19, 2024. The Enforcement Order directed the Group to pay alleged outstanding Annual Regulatory Dues (ARDs) amounting to $ 0.10 within three days of receipt of the order. The Group disputes the factual and legal basis of the order and has sought judicial review of the matter. As per the interim order passed by the High Court on September 11, 2024, the PTA has been restrained from taking any coercive actions in relation to the Enforcement Order. The matter remains under hearing, and no provision has been recognized in the financial statements as at the reporting date.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

18. NET REVENUE

	Three Months Ended March 31,
	2025	2024
Telecom services	$3,648,741	$3,477,385
Broadband services	691,783	234,001
Technology and other services	15,956	7,608
Gross Revenue	4,356,480	3,718,994
Less: Discounts	(207)	(693)
Less: Sales tax	(14,553)	(16,044)
Total Revenue	$4,341,720	$3,702,258

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Telecom Services:
International termination services	3,648,741	3,477,385
	$3,648,741	$3,477,385
Broadband Services:
Cable TV and internet services	584,488	115,463
Metro fiber solutions	78,551	79,436
Capacity sale services	28,744	39,102
	691,783	234,001

Technology and other services	$15,956	$7,608

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to local mobile network operators such as Mobilink, Zong, Telenor and Ufone. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services.

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

Deferred revenue was $402,518 as on March 31, 2025, and $489,107 as on December 31, 2024.

19. DIRECT OPERATING COSTS

	Three Months Ended March 31,
	2025	2024
Interconnect, settlement and other charges	$3,530,858	$3,236,188
Salaries, wages and benefits	116,740	127,677
Bandwidth and other PTCL charges	37,853	57,782
Power consumption and rent	42,302	52,346
Network maintenance and insurance	34,353	33,544
Pakistan Telecommunication Authority (P TA) fees	2,918	5,147
Cable license fee	14,798	18,559
Annual spectrum fee	-	14,881
Store and spares consumed	14	-
WMG revenue share cost	49,873	-
Fees and subscriptions	18,770	24,827
Content cost	807	668
Security services	1,257	914
Others	81,155	9,626
	$3,931,698	$3,582,159

20. FINANCE COST

	Three Months Ended March 31,
	2025	2024
Unwinding of discount on liabilities	-	30,917
Interest on term finance certificates	176,350	252,290
Interest on long term loan	143,481	116,657
Interest on short term borrowings	-	60,401
Finance charges on lease liabilities	20,523	26,541
Bank charges and commission	6,383	6,484
	346,737	493,290

21. TAXATION

The provision (benefit) for income taxes for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Current provision
For the period	$53,733	$45,446
Prior periods	-	-
Total current provision	53,733	45,446
Deferred provision	-	-
Total provision	$53,733	$45,446

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended March 31,
	2025	2024
Current provision
Federal	$-	-
State	-	-
Foreign	53,733	45,446
Total current provision	53,733	45,446
Deferred	$-	-
State	-	-
Foreign	-	-
Total provision	53,733	45,446

Since, the Company does not have taxable income and accounting income for the period ended March 31, 2025 and March 31, 2024, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

The components of the Company’s deferred income taxes as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	Unaudited
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$15,293,362	$15,389,335
Provision for doubtful debts	3,268,881	3,289,396
Post employment benefits	194,843	196,066
Provision for stores and spares & stock-in-trade	4,180	4,207
Provision for credit losses of advances and other receivables	280,388	282,148
Valuation allowance	(3,986,879)	(4,011,889)
	15,054,775	15,149,252
Liability for deferred taxation comprising temporary differences on other liabilities	(6,639,205)	(6,680,872)
Deferred tax asset	$8,415,570	$8,468,381

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

22. RELATED PARTIES

Related parties comprise the parent Company, associated companies / undertakings, directors of the Company and their close relatives and key management personnel of the Company. The Company in the normal course of business, carries out transactions with various related parties. Credit terms with related parties are more than normal business arrangements. Amounts due from and due to related parties are shown under respective notes to these financial statements.

Transactions During the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(Unaudited)

Worldcall Cable (Private) Limited Interest Charged	$282	$489
Worldcall Ride Hail (Private) Limited Interest Charged	$-	$4
Worldcall Ride Hail (Private) Limited expense born on behalf of associate	$-	4
Key management personnel-Advance against expenses disbursed	$18,690	$(1,410)

Balances (Due to) Due from Related Parties	March 31, 2025	December 31, 2024
	(Unaudited)

Worldcall Cable (Private) Limited (Other receivable)	$13,525	$13,326
Worldcall Ride Hail (Private) Limited (Other receivable)	$103	$104

As on March 31, 2025 and December 31, 2024, outstanding balance from key management personnel was approximately $360,111 and $542,185, respectively against miscellaneous expenses including salaries and other employee benefits, etc.

The Company owes approximately $0.55 million and $0.71 million in interest free loans from its director as of March 31, 2025 and December 31, 2024, respectively, which is repayable at the discretion of the Company.

23. SUBSEQUENT EVENTS

On April 7, 2025, the Company entered into a Core Engine Acquisition Agreement with CricksLab L.L.C-FZ (“CricksLab”). Under the terms of the agreement, CricksLab agreed to sell the Company a core engine with full and complete source code and related license. The consideration for the acquisition of the core engine and license was 10,000,000 restricted shares of common stock of the Company, which had an agreed upon value of $10,000,000. Pursuant to the agreement, the Company acquired the license on April 7, 2025 and has recognized it as an intangible asset subsequent to March 31, 2025. The Company has started the development of solutions for sports and gaming applications sport league management system, which include, but not limited to baseball, softball and other variants of bat and ball sports.

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

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.  Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2025, above.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.globaltechcorporation.com) under “Investor” – “SEC Filings”, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.globaltechcorporation.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview

We are a technology holding company. As a technology holding company, we have infrastructure assets that form the backbone of our Telecom, Cable TV and Broadband service offering. The Company is also engaged in development of software products and solutions that are offered as standalone service offering to clients.

We are engaged in Telecom, Media and Broadband operations through our subsidiary in Pakistan. We are a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial (HFC) and state-of-the-art fiber optic networks. We also provide fiber optic network connectivity services to corporations including telecom operators. For corporate and consumers’ segments, we also provide Fiber to the Home (FTTH) connectivity for broadband and cable TV services. We also offer international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan.

Under our technology development initiative, we have also developed and matured software products and services, targeting emergent opportunities in AI & Big data.

AI & Big data

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $0.17 million for the three months ended March 31, 2025, compared to March 31 2024. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased as of March 31, 2025, compared to December 31, 2024, through our offering of more affordable broadband only service on FTTH and additional broadband revenues of $0.46 million were recorded in March 31, 2025. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in the three months ended March 31, 2025, compared to 2024, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue.

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment is observing additional revenues so additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in the US market.

Moving forward we expect revenue contributions from technology operations and services to increase significantly.

The Company has the following significant products and services in its technology offerings:

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

Compliance Assurance and Risk Mitigation

Under the auspices of the Company’s AI & Big Data Center of Excellence (CoE) initiative, the Company has worked to strengthen the collaborative development of products that make use of the latest technology stacks targeting compliance delivery and risk mitigation for various applications in law enforcement and the financial sector. Three products have been curated for global operations.  These are cocreation initiatives where Go-to-Market and sales in respective territories are the responsibility of the Company.

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

HyperLocal PEP Scan is focused on identifying and classifying Politically Exposed Persons for financial institutions. The HyperLocal PEP listing is further augmented by review of local data to deliver a hyperlocal Politically Exposed Persons (PEP) tool. Local data ingestion is further augmented by AI enabled search tools used in facial recognition and RCA (Relatives and Close Associates) development. PEP handling by financial institutions is highly regulated and sensitive and our HyperLocal PEP Scan delivers a robust solution which is much faster to deploy with a much higher degree of accuracy than competitors’ products.

The portfolio of projects is ready for commercial sale and is being marketed for global deployment in US and international markets.

ERP with e-commerce integration

Our Thrivo.AI platform is being developed by the Company to integrate retail centric ERP with AI enabled e-commerce offerings. We believe that current e-commerce offerings provide limited data insight to business owners related to actual decision matrices that can translate into sales on their storefront. The Company is developing an e-commerce platform offering that would capture additional data points related to sales maturity and deliver actionable insight to business owners for improved sales conversion. AI tools are being used for creating the data-management solution and BI dashboard development. We believe that it offers unique competitive advantages for small to midsized retail operations that require additional actionable insights in the changing landscape of business operations. Thrivo.AI directly contributes towards enhanced efficiency, agility and business resilience of its clients. Thrivo.AI is being packaged in a modular architecture to ensure a smooth on-boarding of clients in the least cumbersome manner with additional cost efficiency as it delivers all-in-one integration. It is targeted to replace disparate offerings that functionally deliver ERP, retail management and e-commerce in standalone architecture.

Summary Table for Services offered

S.No.	Service	Service Area	End-Consumer
1	Long Distance and International (LDI)	National
1a	Bulk Sales		Telecom Operators
1b	Call termination charged per minute		Telecom Operators
2	Broadband
2a	Fiber to the Home (FTTH)	Lahore	Corporate/Residential
2b	Hybrid Fiber Coaxial (HFC)	Lahore / Karachi / Islamabad	Residential
2c	Affordable Broadband	Lahore / Karachi / Islamabad	Resellers/Residential
2d	Fiber Optic connectivity		Telecom Operators/ Corporate
3	Cable TV
3a	Analog and Digital Service (FTTH)	Lahore	Corporate/Residential
3b	Analog and Digital Service (HFC)	Lahore / Karachi / Islamabad	Residential
3c	Analog and Digital Service (Fiber Optic)	Lahore / Karachi / Islamabad / Multan / Faisalabad	*Local Cable Operator/ Local Loop Operator
4	Technology Services	International	Non-Residential
4a	Backing software	International	Non-Residential

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

Service 1b is charged on per minute of traffic (on per second incremental basis) to the originating party along with a corresponding termination rate charged by the terminating party connected to the Company’s LDI network.

Services 2a and 3a are direct fiber connectivity to the end user through Fiber to the Home (FTTH) architecture. Service is charged as per subscription opted by the end user, and includes cable TV and broadband data. Cable TV offerings further includes the option for analogue, digital or both services.

Services 2b and 3b are direct hybrid fiber coaxial (HFC) connectivity to the end user. Service is charged as per subscription opted by the end user and includes cable TV and broadband data. Cable TV offerings further include options to have analogue, digital or both services. Compared to FTTH, HFC offers a lower capacity broadband connectivity for the end-user.

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

Service 4a, for our software development services, the Company charges on a delivery basis with prices for services and products, as per negotiated contract terms with clients.

Service 4b, for software products, the charges are on an annual and /or monthly subscription basis along with options for charging on a per query and /or usage basis.

Results of Operations

Net Revenue: Revenue is derived from telecom services and broadband services. Telecom services-related revenue stood at $3.65 million for the three months ended March 31, 2025, compared to $3.47 million for the three months ended March 31, 2024. This increase of approximately $0.17 million was primarily due to an increase in the traffic volume of our international termination business. Broadband services generated revenue of $0.69 million for the three months ended March 31, 2025, compared to $0.23 million for the three months ended March 31, 2024. The increase of $0.46 million is mainly due to internet service sales in the three month ended March 31, 2025.

Non-GAAP loss from operations (operating loss minus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended March 31, 2025 was $0.72 million, and non-GAAP loss from operations for the three months ended March 31, 2024 was $0.88 million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended March 31, 2025 is $(0.09) million, whereas Adjusted EBITDA for the three months ended March 31, 2024 is $(0.35) million.

Non-GAAP Financial Measures

We have included non-GAAP loss from operations and Adjusted EBITDA in this Report as a supplement to Generally Accepted Accounting Principles (GAAP) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. Non-GAAP loss from operations and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Non-GAAP loss from operations and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Adjusted EBITDA does not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. We believe non-GAAP loss from operations provides our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as this metric includes the effect of other income. Additionally, other companies in our industry may calculate non-GAAP operating loss and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. You should not consider non-GAAP operating loss and Adjusted EBITDA in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

We realized revenue, Adjusted EBITDA and non-GAAP loss from operations during the periods presented as follows:

	Three months ended March 31,
	2025	2024
Net revenues	$4,341,720	$3,702,258
Adjusted EBITDA	$(86,494)	$(354,352)
Non-GAAP loss from operations	$(724,733)	$(882,422)

Set forth below is a presentation and reconciliation of our non-GAAP loss from operations and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Loss from operations	$(943,672)	$(1,148,073)
Plus other income	218,938	265,651
Non-GAAP loss from operations	(724,733)	(882,422)

	Three months ended March 31,
	2025	2024

Net revenue	$4,341,720	$3,702,258

GAAP net loss	(1,125,204)	(1,421,158)
Add back (subtract)
Depreciation and amortization	501,098	778,368
Finance cost	346,737	493,290
Taxation	53,733	45,446
Exchange loss	137,142	(250,298)
Adjusted EBITDA	$(86,494)	$(354,352)

Non-GAAP operating loss is defined as GAAP operating loss plus other income.

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA during the three months ended March 31, 2025 was mainly impacted by the increase in international termination business, broadband services, technology services provided during the period, exchange loss and reduction in policy rate, whereas loss from operations during the three months ended March 31, 2024 was impacted mainly by exchange gain.

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

Gross Margin: The Company recorded a gross margin (net revenue minus direct operating costs) of US $0.41 million during the three months ended March 31, 2025, compared to US$ 0.12 million during the three months ended March 31, 2024. LDI revenue increased due to an increase in traffic. Broadband revenue increased due to an increase in connections.

Direct operating costs: Direct operating costs stood at USD $3.93 million during the three months ended March 31, 2025 compared to USD $3.58 million during the three months ended March 31, 2024. The increase in direct costs is mainly due to interconnect costs, which are aligned with termination revenue.

Other operating costs: Other operating costs stood at USD $0.64 million during the three months ended March 31, 2025, compared to USD $0.49 million during the three months ended March 31, 2024. The increase in operating costs is mainly due to legal and professional charges.

Depreciation and amortization: Depreciation and amortization was USD $0.5 million for the three months ended March 31, 2025, compared to USD $0.8 million for the three months ended March 31, 2024, which decrease was mainly due to maturity of one of the intangible assets.

Other income and expenses: The Company recorded other income of USD $0.22 million during the three months ended March 31, 2025 compared to USD $0.27 million during the three months ended March 31, 2024. Other expenses stood at USD $0.21 million during the three months ended March 31, 2025 against USD $0.004 million during the three months ended March 31, 2024, which was mainly due to currency devaluation.

Updates on business plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues delivered quantitative growth during the first quarter. The Company plans to maintain its operations with focus on voice termination into Pakistan as its primary service continuing in 2025.

Broadband and Cable TV Operations:

The Company plans to continue with an expansion of its affordable broadband only connectivity services on FTTH along with upgrades of its existing HFC subscribers to FTTH connectivity.

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

Market engagement with demos, discovery workshops and walkthroughs have been arranged for our partners and clients. These engagements have been very productive, but we expect that the full extent of the commercial potential will only become evident with time and progress achieved in sales.

Liquidity and Capital Resources

We have significant amounts of debt. The principal amount of our debt as of March 31, 2025, was $6.87 million, consisting of $4.23 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.64 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$5.94 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.

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

Moving into the second, third and fourth quarters of 2025, the Company may seek to raise equity funding through private or public offerings, including as part of its goal to uplist its common stock on the Nasdaq Capital Market, of which there can be no assurance; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We actively review possible acquisitions and mergers against our objectives including, among other considerations, improving operational efficiency, achieving synergies, improving product development or technical capabilities of our business, and achieving appropriate return targets, and we may participate in such acquisitions, to the extent we believe these possibilities present attractive opportunities, and funding permitting. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures with the main focus on growth in international termination traffic, FTTH rollout, Data, and Fiber sales, software product and service and our ability to convert the same into increases in bottom line cash flows.

The Company believes its cash and cash equivalents, which totaled $2,990,606 as of March 31, 2025, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,699,712 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under “Part I” - “Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements under Notes: 10 (Trade and Other Payables), 11 (Current Portion of Non-Current Liabilities), 13 (Short Term Borrowings), 14 (Term Finance Certificates (TFCS)), 15 (Long Term Financing – Secured), and 16 (License Fee Payable).

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $2,990,606 and $3,455,270 cash and cash equivalents as of March 31, 2025, and December 31, 2024, respectively, which includes restricted cash of $2,699,712 and $2,633,019 that is not available for immediate ordinary business.

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2025 was $0.97 million compared to net cash generated from operating activities of $1.41 million for the three months ended March 31, 2024. The decrease is mainly due to the cash inflow from long term loans and other assets in the comparative period of last year.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2025, and 2024 was $0.02 million and $0.04 million, respectively. The decrease in cash used in investing activities was primarily due to a decrease in proceeds from the sale of property and equipment in the current period, compared to the prior one.

Financing Activities: Net cash used in financing activities  decreased $0.03 million, to $.05 million during the three months ended March 31, 2025, compared to $.08 million during the three months ended March 31, 2024. The reason for the decrease was primarily the result of a decrease in repayment of long term-financing, offset by a repayment of a related party loan.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, in the notes to consolidated financial statements included above under “Part I” - “Item 1. Financial Statements”.

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

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.

Business Combinations:

The Company accounts for business combinations under the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, which requires business combinations under the common control method. Under the common control method, we recognize the business combination by combining the historical carrying amounts of the assets, liabilities, and equity of the combining entities as of the date of combination. The financial statements reflect the assumption that the combining entities have been operating as a single economic entity throughout the period of common control. No fair value adjustments are made to the carrying amounts of the combining entities’ assets, liabilities, and equity, as the transaction is considered a transfer of ownership interests between entities under common control. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Off-Balance Sheet Arrangements

As of March 31, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants as of March 31, 2025 and December 31, 2024.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2025, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2024 (as described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

                There have been no sales of unregistered securities during the quarter ended March 31, 2025, and from the period from April 1, 2025, to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1

Core Engine Acquisition Agreement dated April 7, 2025, by and between CricksLab L.L.C-FZ and GlobalTech Corporation (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 11, 2025, and incorporated by reference herein)

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

GLOBALTECH CORPORATION

Dated: May 7, 2025	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 7, 2025		/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer (Principal Financial/Accounting Officer)

