Form 10-Q
period 2025-06-30
GlobalTech Corp
filed 2025-08-11
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56482

GLOBALTECH CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada	82-3926338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3550 Barron Way Suite 13a, Reno, NV 89511

(Address of principal executive offices, including zip code.)

(775) 624-4817

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 149,933,391 of Common Stock as of August 11, 2025.

Glossary of Industry Terms

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

“AI” means artificial intelligence.

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

“OECD” means Organization for Economic Co-operation and Development.

“OLT” means optical line termination, a piece of hardware in a PON, acting as the service provider’s endpoint, converting electrical signals to optical signals for transmission over fiber optic cables and managing data traffic to multiple subscribers.

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

PART I.

Item 1. Financial Statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$709,127	$822,251
Restricted cash	2,670,958	2,633,019
Accounts receivable – net	4,065,665	3,780,777
Short term investments	959,823	970,596
Prepayments	122,849	60,234
Stores and spares	828,536	838,641
Loans and advances	4,425,431	4,660,122
Other receivables	1,279,380	1,570,148
Total current assets	15,061,769	15,335,788
Property, plant and equipment	15,999,697	16,936,286
Operating lease right-of-use assets	423,747	451,111
Intangible assets – net	9,710,341	10,264,049
Advances for Intangible assets	12,463,921	2,377,010
Long term loans and other assets	3,099,872	3,123,604
Deferred tax asset	8,311,890	8,468,381
TOTAL ASSETS	$65,071,237	$56,956,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$27,127,503	$27,263,298
Current portion of non-current liabilities	7,897,525	7,413,649
Accrued interest	3,805,773	3,545,054
Short term borrowings	881,477	1,103,560
Provision for taxation – net	1,214,647	1,125,182
Total current liabilities	40,926,925	40,450,743
Term finance certificates	298,775	906,455
Long term financing – secured	1,058,311	1,154,484
Long term deposits and payable	1,678,363	1,412,328
License fee payable	160,201	163,217
Operating lease liability	600,042	635,030
Post employment benefits	646,008	676,084
Other payables	474,074	709,975
Total non-current liabilities	4,915,774	5,657,573
TOTAL LIABILITIES	$45,842,699	$46,108,316
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value - 500,000,000 shares authorized and 149,933,391 and 139,933,391 issued and outstanding shares at June 30, 2025 and December 31, 2024, respectively.	14,993	13,993
Additional paid in capital	9,999,000	-
Accumulated other comprehensive loss	(550,116)	(896,497)
Accumulated deficit	(39,351,143)	(38,110,867)
Non-controlling interest	49,115,804	49,841,283
TOTAL SHAREHOLDERS’ EQUITY	19,228,538	10,847,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,071,237	$56,956,229

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2025	2024	2025	2024
NET REVENUE	$5,628,068	$4,562,706	$9,969,788	$8,264,964
Direct operating costs (exclusive of depreciation and amortization shown below)	(5,111,388)	(4,149,932)	(9,043,086)	(7,732,091)
Other operating costs	(661,254)	(526,292)	(1,302,999)	(1,012,300)
Depreciation and amortization	(574,873)	(710,065)	(1,075,971)	(1,488,433)
Other expenses	(238,500)	(97,905)	(449,351)	(101,700)
OPERATING LOSS	(957,947)	(921,489)	(1,901,619)	(2,069,562)
OTHER:
Other income – net	267,564	232,732	486,502	498,383
Finance cost	(354,922)	(492,661)	(701,660)	(985,951)
LOSS BEFORE TAXATION	(1,045,305)	(1,181,418)	(2,116,777)	(2,557,130)
Taxation	(76,365)	(50,200)	(130,098)	(95,646)
NET LOSS	$(1,121,670)	$(1,231,618)	$(2,246,875)	$(2,652,776)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(619,163)	(684,580)	(1,240,276)	(1,463,802)
Non - controlling interest (NCI)	(502,507)	(547,038)	(1,006,599)	(1,188,974)
Net loss attributable to parent	(1,121,670)	(1,231,618)	(2,246,875)	(2,652,776)
Net loss per common share: basic and diluted	$(0.008)	$(0.009)	$(0.016)	$(0.019)
Weighted-average common shares used to compute basic and diluted loss per share	144,629,524	139,763,391	140,592,732	139,763,391

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2025	2024	2025	2024
NET LOSS	$(1,121,670)	$(1,231,618)	$(2,246,875)	$(2,652,776)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	-	12,659		10,968
Foreign currency translation adjustment	94,397	8,420	627,501	(25,384)
Other Comprehensive income (loss) - net of tax	94,397	21,079	627,501	(14,416)

COMPREHENSIVE LOSS	(1,027,273)	(1,210,540)	(1,619,374)	(2,667,192)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(566,849)	$(673,013)	$(893,895)	$(1,471,757)
Non - controlling interest (NCI)	(460,424)	(537,527)	(725,479)	(1,195,435)
Comprehensive loss attributable to GLOBALTECH	(1,027,273)	(1,210,540)	(1,619,374)	(2,667,192)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,246,875)	$(2,652,776)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,075,971	1,488,433
Interest accretion on liabilities	650,495	907,487
Liabilities written off on settlements with parties	(179,139)	(1,771)
Post-employment benefits	70,854	93,111
Income on deposits, advances and savings accounts	(142,999)	(222,669)
Exchange loss on liabilities	425,854	(216,710)
Changes in operating assets and liabilities:
Stores and spares	10,105	(1,981)
Trade debts	(284,888)	81,416
Loans and advances	234,691	(52,523)
Short term investment	10,773	-
Prepayments	(62,614)	(18,562)
Other receivables	290,768	(787,644)
Trade and other payables	(135,797)	271,064
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	266,033	(466,194)
Other payables	(235,901)	252,940
Long term loans and other assets	23,733	2,839,934
Post employment benefits paid	-	(19,121)
Income on deposit and savings accounts	142,999	222,669
Lease rental payments	(67,902)	(70,194)
Finance cost paid	(210,933)	(319,318)
Income tax paid	(43,133)	(92,383)
Net cash generated from operating activities	(407,905)	1,235,205
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal (Payment on purchase) of property and equipment – net	(35,905)	(88,094)
Net cash used in investing activities	(35,905)	(88,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(112,584)	(228,456)
Payment against directors’ loan	(94,785)	-
Net cash used in financing activities	(207,369)	(228,456)
Net increase in Cash and Cash Equivalents	(651,179)	1,135,365
Cash and Cash Equivalent at the beginning of the Period	3,455,270	2,862,972
Exchange effect	575,994	(783,871)
Cash and Cash Equivalent at the End of the Period	$3,380,085	$2,997,754
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(43,133)	$(92,383)
Interest	$(210,933)	$(319,318)
The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$709,127	$439,519
Restricted cash	2,670,958	2,558,235
	$3,380,085	$2,997,754

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Share			Accumulated Other Comprehensive Income
Description	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of January 1, 2025	139,933,391	13,993	-	(1,828,970)	932,473	(896,497)	(38,110,867)	49,841,283	10,847,914
Net loss attributable for the six months ended June 30, 2025	-	-	-	-	-	-	(1,240,276)	(1,006,599)	(2,246,875)
Other comprehensive loss for the six months ended June 30, 2025	-	-	-	-	346,381	346,381	-	281,120	627,501
Total comprehensive loss for the six months ended June 30, 2025	-	-	-	-	346,381	346,381	(1,240,276)	(725,479)	(1,619,374)
Issue of common stock	10,000,000	1,000	9,999,000	-	-	-	-	-	10,000,000
Balance as of June 30, 2025	149,933,391	14,993	9,999,000	(1,828,970)	1,278,854	(550,116)	(39,351,143)	49,115,804	19,228,538

Balance as of January 1, 2024	139,763,391	13,976	-	(1,866,623)	104,625	(1,761,998)	(36,484,513)	50,458,787	12,226,254
Net loss attributable for the six months ended June 30, 2024	-	-	-	-	-	-	(1,463,802)	(1,188,974)	(2,652,776)
Other comprehensive loss for the six months ended June 30, 2024	-	-	-	5,838	(13,789)	(7,951)	-	(6,459)	(14,410)
Total comprehensive loss for the six months ended June 30, 2024	-	-	-	5,838	(13,789)	(7,951)	(1,463,802)	(1,195,433)	(2,667,186)
Issue of common stock	-	-	-	-	-	-	-	-	-
Balance as of June 30, 2024	139,763,391	13,976	-	(1,860,785)	90,836	(1,769,949)	(37,948,315)	49,263,354	9,559,067

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Share			Accumulated Other Comprehensive Income
Description	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of April 1, 2025	139,933,391	$13,993	-	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	$49,576,022	$10,255,813
Net loss attributable for the three months ended June 30, 2025	-	-	-	-	-	-	(619,163)	(502,507)	(1,121,670)
Other comprehensive loss for the three months ended June 30, 2025	-	-	-	-	52,108	52,108	-	42,289	94,397
Total comprehensive loss for the three months ended June 30, 2025	-	-	-	-	52,108	52,108	(619,163)	(460,218)	(1,027,273)
Issue of common stock	10,000,000	1,000	9,999,000	-	-	-	-	-	10,000,000
Balance as of June 30, 2025	149,933,391	14,993	9,999,000	(1,828,970)	1,278,854	(550,116)	(39,351,143)	49,115,804	19,228,538

Balance as of April 1, 2024	139,763,391	$13,976	-	$(1,867,553)	$86,033	$(1,781,520)	$(37,263,734)	$49,800,876	$10,769,599
Net loss attributable for the three months ended June 30, 2024	-	-	-	-	-	-	$(684,580)	$(547,037)	$(1,231,618)
Other comprehensive loss for the three months ended June 30, 2024	-	-	-	6,768	4,803	11,571	-	9,508	21,079
Total comprehensive loss for the three months ended June 30, 2024	-	-	-	6,768	4,803	11,571	(684,580)	(537,529)	(1,210,540)
Issue of common stock	-	-	-	-	-	-	-	-	-
Balance as of June 30, 2024	139,763,391	13,976	-	(1,860,785)	90,836	(1,769,949)	(37,948,315)	49,263,354	9,559,067

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc., (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all assets, properties and liabilities of WHI, were exchanged for 117,299,472 shares of common stock of GlobalTech Corporation, formerly Elko Broadband Inc. (“EBI”) par value $0.0001 per share. On March 23, 2022, EBI changed its name to GlobalTech Corporation.

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

2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation — The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on March 27, 2025 with the SEC. The results of the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods, or for future years.

Basis of Consolidation — The Company’s unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its majority-owned subsidiary WTL, and Route 1 Digital (Pvt) Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to clients, annual PTA fees, cable license fees and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred.

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

Short Term Investments —Investments – Debt and Equity Securities. Investments in marketable debt securities with maturities greater than three months but less than one year at the time of purchase and are classified based on management’s intent regarding these assets as available-for-sale securities. Debt securities that the Company may sell in response to liquidity needs or changes in interest rates are classified as available-for-sale. They are reported at fair value, with unrealized gains and losses excluded from net income and recorded in other comprehensive income (OCI) within equity, net of applicable taxes. Realized gains and losses, along with other-than temporary impairments, are included in earnings and are determined using the specific identification method.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current U.S. GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delayed this standard’s effective date for SEC smaller reporting companies to the fiscal years interim periods beginning on or after December 15, 2022. The Company adopted the new guidance on January 1, 2023 and the adoption of this new guidance had no material impact on the consolidated financial statements. As per the new guidance, accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Set-top boxes for digital signal and cable modems are acquired with Company funds and provided to customers for their use. These devices remain the property of the Company. Customers use these devices during the service period, and are required to return these devices to the Company upon termination of the services or disconnection of their subscription. The Company capitalizes these devices and charges depreciation over the life of these devices on a straight line basis.

Loans and advances — Loan and advances to employees are provided as per the Company’s policies and are secured against their gratuity.

The Company may provide cash advances to employees for business-related travel, or other reimbursable business-related expenses. Employee advances are measured at the amount disbursed to the employee, net of any repayments or adjustments. The Company does not charge interest on employee advances. If an advance is deemed to be uncollectible due to employee termination or other factors, an allowance for credit losses is established in accordance with ASC 326, Financial Instruments – Credit Losses. Any adjustments to the allowance or write-offs are recorded in “General and Administrative Expenses.”

Loans are carried at fair value through profit or loss and are initially recognized at fair value and transaction costs are expensed in the statement of profit or loss account. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

Advances to vendors are provided for the purchase of goods and services against the future supply of goods or services. These are part of routine business transactions and are adjusted once the corresponding goods are delivered or services rendered. Advances to vendors are initially recognized at the amount paid and are subsequently relieved when the related goods or services are received. These are secured either by a security deposit or a legally enforceable right to recover.

Advances to employees and officers were $503,604 and $512,164, and advances to suppliers were $3,921,827 and $4,147,958, as of June 30, 2025 and December 31, 2024, respectively.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three or six months ended June 30, 2025 and 2024.

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

Diluted EPS is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding, adjusted for the effects of all dilutive, potential ordinary shares.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 284.10 and Rs.278.85 as of June 30, 2025 and December 31, 2024, respectively.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for credit losses, (4) fair value of identifiable tangible and intangible assets, including determination of expected useful life, and (5) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

Non-controlling Interest — The Company accounts for non-controlling interests in accordance with ASC 810 – Consolidation, presenting them as a separate component of equity in the consolidated balance sheets, with the non-controlling share of net income or loss shown separately in the statements of operations.

Segment Reporting — The Company operates as a single reportable segment in accordance with the FASB’s ASC Topic 280, Segment Reporting. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company who reviews the business as a whole when evaluating financial performance and allocating resources and manages our segments, evaluates financial results, and makes key operating decisions.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing its effect on our financial statement disclosures at the time of adoption.

3. CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2025	2024
Cash at bank	(Unaudited)

Current accounts	$696,182	$645,911
Savings accounts	3,059	4,095
	699,241	650,006
Cash in hand	9,886	10,868
Pay orders in hand	-	161,377
	$709,127	$822,251

4. RESTRICTED CASH

	June 30,	December 31,
	2025	2024
	(Unaudited)
Deposit in escrow account	$2,482,602	$2,457,620
Margin and other deposits	188,356	175,399
	$2,670,958	$2,633,019

Deposits in escrow account: Represents balance in savings accounts accumulated in Escrow Account. The telecom operators challenged the legality of Access Promotion Contribution (APC) for Universal Service Fund (USF), as levied by PTA in 2009, and the dispute was finally decided by the honorable Supreme Court in December 2015. During pendency of the court proceedings, an International Clearing House (ICH) agreement was signed in 2012, whereby it was decided that regular contributions for APC, based on each operator’s share under the ICH agreement, shall be made by Long Distance and International (“LDI”) operators in an Escrow Account.

The formation of ICH was declared anti-competitive by the Competition Commission of Pakistan, and resultantly PTA issued a policy directive in June 2014 terminating the ICH arrangement. Some operators challenged this termination and obtained interim relief from Sindh High Court and Lahore High Court. However, the Supreme Court adjudicated the matter in February 2015 in favor of termination of ICH, and upon this, PTA issued its notification of termination of ICH arrangement. As of now, the mechanism of the adjustment of the amount available in the Escrow Account remains to be finalized.

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $70,398 (2024: $71,723) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

5. ACCOUNTS RECEIVABLE – NET

	June 30,	December 31,
	2025	2024
	(Unaudited)
Considered good – unsecured	$4,065,665	$3,780,777
Considered doubtful – unsecured	2,339,333	2,383,376
	6,404,998	6,164,153
Less: Provision for expected credit loss	(2,339,333)	(2,383,376)
	$4,065,665	$3,780,777

Provision for expected credit losses has been approximately nil and 69,060 for the three and six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

6. LOANS AND ADVANCES

	June 30,	December 31,
	2025	2024
	(Unaudited)
Advances to officers and employees against expenses	$503,604	$512,164
Advances to suppliers	3,921,827	4,147,958
	4,425,431	4,660,122

7. PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
	2025	2024
	(Unaudited)
Operating fixed assets	$15,937,567	$16,872,986
Capital work-in-progress	62,130	63,300
	$15,999,697	$16,936,286
Operating fixed assets
Building on freehold land	$343,189	$349,650
Freehold land	185,181	188,668
Leasehold improvements	687,350	700,291
Plant and equipment	29,162,948	29,685,166
Office equipment	383,532	388,745
Vehicles	107,979	110,012
Computers	655,894	663,283
Furniture and fixtures	139,799	140,822
Laboratory and other equipment	75,623	77,046
	31,741,495	32,303,683
Less: Accumulated depreciation	(15,803,928)	(15,430,697)
	$15,937,567	$16,872,986

Useful life of operating fixed assets ranges between 5 years to over 33 years. Details of all major additions and disposals have been provided in the following paragraphs and tables. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of operations.

Additions for the six months ended June 30, 2025, amounted to $35,906 and for the six-months ended June 30, 2024, amounted to $88,094. Disposals for the six months ended June 30, 2025, amounted to $(1,140), and for the six months ended June 30, 2024 nil.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Three Month Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$29,461	239,052	$59,651	$280,656
Short term lease cost	370	(436)	11,180	8,263
	$29,831	238,616	$70,831	$288,919

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$423,747	$451,111

Current operating lease liabilities	200,715	209,177
Non-Current operating lease liabilities	600,042	635,030

	$800,757	$844,207

Operating leases
ROU Assets	451,111	503,701
Lease termination		(17,396)
Asset lease expense	(19,214)	(41,612)
Foreign exchange loss	(8,150)	6,418
ROU Assets – net	$423,747	$451,111

Weighted average remaining lease term (in years):
Operating leases	6.62	6.93
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	36,084	34,503	67,902	35,691

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2025 (Six months)	$76,096
2026	162,387
2027	175,857
2028	172,219
2029	257,726
Thereafter	284,792
Total lease payments	$1,129,077
Less: imputed interest	$(328,320)
Total lease obligations	$800,757
Less: current obligations	$(200,715)
Long-term lease obligations	$600,042

9. INTANGIBLE ASSETS – NET

	June 30,	December 31,
	2025	2024
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,122,699	18,463,900
Software	63,133	63,133
	22,851,879	23,193,081
Less: Accumulated amortization – net	(13,141,538)	(12,929,032)

	$9,710,341	$10,264,049

Useful life of intangible assets ranges between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

As of June 30, 2025, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,

2025 (Six months)	367,603
2026	567,511
2027	549,426
2028	549,426
2029	549,423
Thereafter	7,126,952
$9,710,341

10. ADVANCES FOR INTANGIBLE ASSETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Advances for Sports League Management System	$10,000,000	-
Advances for Digital Lending Platform	2,463,921	2,377,010
	$12,463,921	$2,377,010

Advances for Sports League management System represent the purchase consideration for the purchase of the Core Engine from Crickslab in the form of 10,000,000 shares of common stock, valued at $1.00 per share, totaling $10,000,000. The Core Engine was acquired to develop a Sports League Management System for baseball, soft ball and related sports.

Advances for Digital Lending Platform represent payments made for development of software related to a digital lending platform.

11. TRADE AND OTHER PAYABLES

	June 30,	December 31,
	2025	2024
	(Unaudited)
Trade creditors	$10,760,487	$11,795,383
Accrued and other liabilities	5,743,832	4,702,427
Payable to PTA against APC charges	6,219,634	6,336,733
Payable against long term investment	154,875	157,791
Contract liabilities	3,679,789	3,687,079
Withholding taxes payable	239,802	225,005
Sales tax payable	205,409	232,877
Security deposits	123,675	126,003
	$27,127,503	$27,263,298

Trade creditors include amounts payable to PTA totaling $2.20 and $2.15 million as of June 30, 2025 and December 31, 2024, respectively. Out of this amount $1.933 million (2024: $1.937 million) represents a payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payables to key management personnel amounting to $0.36 million and $0.61 million as on June 30, 2025 and December 31, 2024, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

12. CURRENT PORTION OF NON-CURRENT LIABILITIES

	June 30,	December 31,
	2025	2024
	(Unaudited)
Term finance certificates	$3,985,040	$3,660,548
Mark-up payable on TFCs	2,278,184	2,088,288
Long term financing	1,425,766	1,455,632
Lease liabilities	208,535	209,181
	$7,897,525	$7,413,649

Details of the current portion of non-current liabilities are provided in their respective notes.

13. ACCRUED INTEREST

	June 30,	December 31,
	2025	2024
	(Unaudited)
Short term borrowings	$289,603	$278,169
Term finance certificates	3,516,170	3,266,885
	$3,805,773	$3,545,054

14. SHORT TERM BORROWINGS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Repurchase agreement borrowings	$791,975	806,886
Line of credit facility – others	89,502	296,674
	$881,477	$1,103,560

Borrowings against repurchase agreement, obtained from Elahi Group of Companies amounting to USD $0.528 million against 100 million shares of WTL (placed by Ferret Consulting FZC) and from Hamdard Laboratories amounting to USD $0.264 million against 50 million shares of WTL (placed by Ferret Consulting FZC) for the purpose of working capital requirements and/or to meet other business obligations. The facility carries an annual interest rate of 28.00%. The facility is secured against 30 million and 15 million shares of Worldcall Telecom Limited pledged with Elahi Group of Companies and Hamdard Laboratories, respectively.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	June 30,	December 31,
	2025	2024
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from AMB Management Consulting (Pvt) Limited	-	207,172
	$89,502	$296,674

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as mentioned below.

	June 30,	December 31,
	2025	2024
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

15. TERM FINANCE CERTIFICATES (TFCs)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Opening balance	$7,458,750	$7,458,750
Repayments	-	-
	7,458,750	7,458,750
Current portion	(3,985,040)	(3,660,548)
	3,473,710	3,798,202
Add: Deferred interest	102,703	307,172
Exchange adjustment	(3,277,638)	(3,198,919)
Closing balance	$298,775	$906,455

Term finance certificates (TFCs) , which are an obligation of the Company’s majority owned subsidiary, WTL, have a face value of $17.60 per certificate. These TFCs carry a mark up (interest) at the rate of six months average KIBOR plus 1.0% per annum (2024: six month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the six months ended June 30, 2025 on the outstanding balance ranged from 13.03% to 17.45% (2024: 17.45% to 24.08%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs has been rescheduled in December 2012 and then on April 3, 2015. During the 2018 year, a third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustees and the Company.

In accordance with the 3rd Supplemental Trust Deed executed during the year 2018, the outstanding principal is repayable by way of quarterly staggered installments with downward revision in markup (interest) of 0.60% — i.e. revised markup of six months average KIBOR + 1%. The outstanding markup payable as of the date of restructuring and up to December 20, 2018 was agreed to be deferred and was be paid from March 20, 2021 in quarterly installments. 50% of the markup accrued for the period between December 20, 2018 to December 20, 2020 was to be paid on a regular quarterly basis commencing from March 20, 2019 and the remaining 50% was to be deferred and paid from March 20, 2021. Markup deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million shares of WTL held by its sponsor (WSL) are pledged for investors which will be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly installments from June 2019 to June 2025, amounting to USD 3.20 million against principal and USD 3.97 million against accrued mark up. In case of failure to make due payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to the non-payment of due installments, the Trustee enforced the Letter of Pledge in 2021, calling 128.2 million shares from WSL’s account. Of these, 63.98 million shares were sold, generating USD 0.57 million. The proceeds were utilized to settle USD 0.35 million against the principal and USD 0.22 million against accrued markup in 2021 and 2022.

These TFCs are secured against first pari passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	LDI and WLL license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

16. LONG TERM FINANCING – SECURED

	June 30,	December 31,
	2025	2024
	(Unaudited)
Allied Bank Limited	-	$-
Bank Islami Limited	193,316	182,162
Askari Bank Limited	864,995	972,322
	$1,058,311	$1,154,484

Allied Bank Limited: This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility and subsequently amended on October 8, 2020 and September 30, 2021. Principal will be repaid in 37 stepped up monthly installments starting from August 2021 until August 2024. Markup will be accrued and will be serviced in 12 equal monthly installments, starting from September 2024. The effective markup rate applicable will be 3 Month KIBOR + 85 bps. The mark up is charged during the period on the outstanding balance at 12.99% to 13.03% (2024: 16.98% to 22.31%) per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for USD 1.88 million and right to set off on collection account. The Company is in negotiations with Allied Bank Limited (the “Bank”) to settle this liability in full.

Bank Islami Limited: This represents the balance transferred as a result of the restructuring of a short term running finance (RF) facility to Term Loan Facility on February 12, 2021. The principal is repayable in 29 installments starting from February 2022 until May 2026. Markup to be accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. The effective markup rate applicable will be the 6 Month KIBOR (Floor 7.5% and capping 17%). The mark up charged during the period on the outstanding balance was 11.87% (2024: 17%) per annum. The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets excluding land, building and licenses/receivable of LDI & WLL of the Company for USD 3.10 million with a 25% margin, the pledge of various listed securities of the Company having a carrying value of USD 0.13 million, and a Mortgage over the Company’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

Subsequently in June 2023, the Bank approved the Company’s restructuring request as a result of which overall repayment tenure was extended by 1 year and 6 months, i.e. principal repayment will end in November 2025 instead of May 2024 and Markup repayment will end in November 2027, instead of May 2026. In the same year, the period for repayment of principal and deferred markup was further extended and according to the revised terms both will be repaid until November 1, 2027. As of the reporting date, the Company is in negotiation with the Bank to fully settle this liability.

Askari Bank Limited: This represents the balance transferred as a result of a settlement agreement from short term running finance (RF) facility to Term Loan Facility as of November 2, 2022. Principal will be repaid in 48 installments starting from November 2022 until October 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly installments, starting from November 2024. Effective markup rate applicable will be one month KIBOR (“1MK”)- 2% (Floor 10%). The mark up charged during the six months ended June 30, 2025 on the outstanding balance ranged from 9.38% to 11.35% (2024: 12.93% to 20.34%) per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land, building and licenses) of the Company with a margin of 25%, a collection account with Askari Bank Limited (“AKBL”) for routing of LDI receivables, and an additional mortgage on Properties situated in Sindh.

Subsequently in April 2024, the Bank approved the Company’s request for restructuring of installments as a result of which total repayment tenure of the facility remains unchanged. Principal settlement tenure was however extended by one year until October 2027. Further, markup will be paid in the last 2 years (24 installments) starting from November 2025 and ending in October 2027.

The Company used post tax weighted average borrowing rate for amortization of deferred markups.

17. LICENSE FEE PAYABLE

	June 30,	December 31,
	2025	2024
	(Unaudited)
License fee payable	$160,201	$163,217
	$160,201	$163,217

This represents the balance amount of the license fee payable to the PTA for WLL licenses. The Company had filed an application with PTA for a grant of moratorium overpayment of balance amount of WLL license. However, PTA rejected the Company’s application and demanded its payment. Being aggrieved by this, the Company filed an appeal before Islamabad High Court (“IHC”) against PTA’s order. Meanwhile, the Ministry of Information Technology (“Ministry”) through its letter dated August 30, 2011, allowed the operators, the staggering for settlement of Access Promotion Contribution (“APC”) and Initial Spectrum Fee (“ISF”) dues and required PTA to submit an installment plan for this purpose after consultations with the operators. In respect of an appeal filed by the Company, IHC took notice of the Ministry’s letter and directed PTA through its order dated January 20, 2015, to expeditiously proceed with the preparation and submission of the said installment plan. As of this date, no such installment plan has been submitted by PTA.

PTA has withdrawn the frequencies 3.5 GHz, 479 MHz, 450 MHz, and 1900 MHz PTA in haste and unilaterally has withdrawn 3.5 GHz and 479 MHz frequencies which have already been paid in full until 2024. Through said decision, PTA has also withdrawn 1900 MHz frequency spectrum which was already withdrawn by PTA/FAB in 2015 (11th year) until which the spectrum is fully paid on the basis of actual period of usage by the Company. The WLL License provides for such eventuality that when frequency spectrum is withdrawn, the licensee is to be compensated for the balance life of the frequency spectrum, therefore, after withdrawal of spectrum, there is no outstanding amount to be paid related to 1900 MHz frequency spectrum.

As a consequence of above, during last year the outstanding liability for 1900 MHz was reduced to zero on the basis that 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for 450 MHz frequency spectrum was reduced pro-rata after withdrawal. Owing to these circumstances, management does not expect the liability to materialize fully in the near future.

18. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million and $0.26 million as of June 30, 2025 and December 31, 2024, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million and $0.17 million as of June 30, 2025 and December 31, 2024, respectively, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.18 million during the six months ended June 30, 2025 (2024: $1.20 million) on account of differences in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $18.66 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.22 million along with default surcharge thereon amounting to approximately $5.82 million as of July 31, 2016, via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine of up to approximately $1.23 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

PTA has raised a demand amounting to approximately $0.105 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Group. PTA filed an appeal before the Honorable Supreme Court of Pakistan in March 2017, which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements against this demand.

PTA has decided against the Group in the matter relating to the annual radio frequency spectrum fee for the years ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges. The Group has filed appeals against these orders before the honorable Islamabad High Court which are ending adjudication. The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges. Moreover, the Company is confident that incidental liability, if any, will be set off by way of a claim filed against PTA. The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.40 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF, and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

PTA has raised demand amounting to approximately $0.06 million on account of Base Trans-Receivers Station registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount of approximately $9.32 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year 2023, PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.65 million.

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

The Group has filed a writ petition with Islamabad High Court against said decision of PTA on similar lines as explained above and the Group’s management feels that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

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

PTA had demanded an amount of approximately $1.23 million in respect of fines and a loss of approximately $1.87 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group, however, PTA appealed the matter before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014, the cumulative amount of approximately $0.42 million along with late payment charges. The Group has filed the appeals against said notices with PTA which dismissed on December 4, 2020. The Group therefore filed the appeal in Sindh High Court on December 31, 2020, to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. Management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA made a demand amounting to approximately $0.79 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against PTA’s determination. LHC granted stay against the recovery subject to payment of approximately $0.14 million which was paid by the

Group. The Group’s management feels that there are strong grounds to defend the Group’s position and expects the ultimate decision to be in the Group’s favor, although the ultimate outcome is uncertain.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.75 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

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

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.75 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order under section 122(1)/122(5) of the Ordinance creating a demand of approximately $0.73 million. Against the said impugned order, appeal has been filed before CIR(A) on August 5, 2019 by legal counsel of the Group. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A demand of approximately $3.73 million (including default surcharge of approximately $1.15 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.36 million (including default surcharge of approximately $1.08 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of an order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.17 million and curtailment of losses by approximately $20.70 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018 by legal counsel of the Group. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

The Commissioner Inland Revenue (“CIR”) has raised demand against the Group for super tax for the tax year 2018, amounting to approximately $0.15 million. The chargeability has been challenged by the Group through a writ petition in LHC filed on May 16, 2019. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of approximately $0.59 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006, filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, the principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further appealed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by the honorable Court enjoins the Department from enforcing any further recovery. Since management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds as through certain subsequent judgments, the controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued a show cause notice allegedly demanding USD $1.48 million for the periods from May 2013 to December 2013.

The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honourable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015, before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when the amount of sales tax was withheld by PTCL. Based on the advice of the Company’s tax advisor, management is of the view that the Company’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating USD $4.25 million as of June 30, 2025 (December 31, 2024: USD $3.17 million) has not been made in these financial statements.

Other matters

One of the Group’s vendors has filed a suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million, however the claim is inflated to $0.81 million on what the Company believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is likely that the Company will prevail in this action.

One of the Group’s vendors has filed a petition on November 21, 2014 before LHC. The vendor has a claim of approximately $0.76 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during 2015, claiming approximately $1.11 million under the same contract against which the vendor has claimed amounts due. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. The Court has not assigned a date for further proceedings. Management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s vendors and its allied international identities (referred to as vendors) filed a winding up petition dated October 16, 2017, before LHC and made a claim of approximately $0.23 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $19.94 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. Vendors filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group filed suit for recovery of $93.03 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.28 million for causing damage to the Group for filing a frivolous winding up petition. Management is of the view that it is unlikely that any claim of said suppliers will materialize.

As of June 30, 2025, a total of 36 cases (December 31, 2024: 36) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having an aggregate claim of all cases amounting to approximately $0.40 million as of June 30, 2025 (December 31, 2024: $0.41 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management is of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

The Group has filed an appeal before the High Court against the Enforcement Order dated December 27, 2022, issued by the PTA. Under the Impugned Order, PTA has directed the Group to make a payment of $0.37 million within seven days of receipt. The Group has contested this demand on factual and legal grounds. Pursuant to the order of the High Court dated May 29, 2023, the Impugned Order has been suspended, and the PTA has been restrained from taking any coercive action against the Group. The case remains pending at the hearing stage. The Group continues to evaluate the potential financial impact of this matter. Based on management’s assessment, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Enforcement Order dated August 19, 2024, issued by the PTA. Under the Impugned Order, the PTA has directed the Group to make a payment of $0.06 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The case is currently at the hearing stage. Based on management’s assessment, the Group considers the demand to be uncertain, and accordingly, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the PTA. Under the Impugned Order, PTA has directed the Group to make a payment of $0.17 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The case remains at the hearing stage. Based on management’s assessment, the Group believes that the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the PTA. Under the Impugned Order, PTA has directed the Group to make a payment of $0.36 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The matter is currently at the hearing stage. Based on management’s evaluation, the Group believes the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Company has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the PTA. Under the Impugned Order, PTA directed the Company to make a payment of $0.12 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The matter remains at the hearing stage. Based on management’s evaluation, the Company considers the demand to be uncertain. Accordingly, no provision has been recognized in the financial statement.

The Group has filed an appeal before the High Court of Sindh against an Enforcement Order issued by the PTA on August 19, 2024. The Enforcement Order directed the Group to pay alleged outstanding Annual Regulatory Dues (ARDs) amounting to $0.10 within three days of receipt of the order. The Group disputes the factual and legal basis of the order and has sought judicial review of the matter. As per the interim order passed by the High Court on September 11, 2024, the PTA has been restrained from taking any coercive actions in relation to the Enforcement Order.

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

19. RECLASSIFICATION OF COMPARATIVE FIGURES

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, or total liabilities.

20. NET REVENUE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Telecom services	$4,684,536	$4,075,723	8,333,277	7,553,108
Broadband services	956,070	496,926	1,647,853	730,927
Technology and other services	3,416	3,428	19,372	11,037
Gross Revenue	5,644,022	4,579,145	10,000,502	8,295,072
Less: Discounts	(287)	(316)	(494)	(1,009)
Less: Sales tax	(15,667)	(13,022)	(30,220)	(29,099)
Total Revenue	$5,628,068	$4,562,706	9,969,788	8,264,964

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

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Telecom Services:
International termination services	4,684,536	4,075,723	8,333,277	7,553,108
Broadband Services:
Cable TV and Internet	845,492	110,623	1,429,980	226,086
Metro fiber solutions/sale /IRU	77,611	361,676	156,162	441,112
Capacity/media sale	32,967	24,627	61,711	63,729
	956,070	496,926	1,647,853	730,927

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to local mobile network operators such as Mobilink, Zong, Telenor and Ufone. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services. Company revenue is based on per minute rate and total volume of traffic in minutes. There is a postpaid billing invoicing cycle for such services. Our customers are the local mobile network operators and other operators and not the individuals making the calls.

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

Deferred revenue was $505,212 as on June 30, 2025, and $489,107 as of December 31, 2024.

21. DIRECT OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interconnect, settlement and other charges	$4,527,330	$3,758,272	$8,058,188	$6,994,460
Salaries, wages and benefits	109,736	128,503	226,476	256,179
Bandwidth and other PTCL charges	101,821	68,137	139,674	125,919
Power consumption and rent	24,677	53,493	66,979	106,289
Network maintenance and insurance	47,508	35,273	81,861	68,817
PTA fees	3,786	8,346	6,704	13,494
Cable license fee	18,883	16,179	33,681	34,738
Annual spectrum fee	-	14,955	-	29,836
Stores and spares consumed	(14)	-	-	-
WMG Revenue share cost	255,894	-	305,767	-
Fees and subscriptions	28,386	20,605	47,156	45,432
Content cost	800	810	1,607	1,478
Security services	1,060	614	2,317	1,528
Others	(8,479)	44,295	72,676	53,921
	$5,111,388	$4,149,932	$9,043,086	$7,732,091

22. FINANCE COST

	Three Months Ended June 30,		Six Months Ended June 30
	2025	2024	2025	2024
Unwinding of discount on liabilities	$51,166	$47,547	51,166	78,464
Interest on term finance certificates	136,337	238,513	312,687	490,803
Interest on long term loan	133,261	114,043	276,742	230,700
Interest on short term borrowings	-	60,049	-	120,449
Finance charges on lease liabilities	27,813	26,339	48,336	52,880
Bank charges and commission	6,345	6,169	12,728	12,653
	$354,922	$492,661	701,660	985,951

23. TAXATION

The provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Current provision	2025	2024	2025	2024

For the period	$76,365	$41,624	130,098	80,732
Prior periods	-	-	-	-
Total current provision	76,365	41,624	130,098	80,732
Deferred provision	-	-	-	-
Total provision	$76,365	$41,624	130,098	80,732

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current provision
Federal	$-	-	-	-
State	-	-	-	-
Foreign	76,365	41,624	130,098	80,732
Total current provision	76,365	41,624	130,098	80,732
Deferred	$-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
Total provision	76,365	41,624	130,098	80,732

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

Since the Company does not have taxable income and accounting income for the three and six month periods ended June 30, 2025 and June 30, 2024, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown below:

The components of the Company’s deferred income taxes as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Asset for deferred taxation comprising temporary differences related to:	Unaudited

Unused tax losses	$15,104,949	$15,389,335
Provision for doubtful debts	3,228,610	3,289,396
Post employment benefits	192,443	196,066
Provision for stores and spares & stock-in-trade	4,129	4,207
Provision for credit losses of advances and other receivables	276,934	282,148
Valuation allowance	(3,937,762)	(4,011,889)
	14,869,303	15,149,252
Liability for deferred taxation comprising temporary differences on other liabilities	(6,557,413)	(6,680,872)
Deferred tax asset	$8,311,890	$8,468,381

Deferred tax asset on tax losses available for carry forward has been recognized to the extent that the realization of related tax benefit is probable from reversal of existing taxable temporary differences and future taxable profit. These unused tax losses mainly represent allowable depreciation expenses for an indefinite period. However, there are no such tax benefits which remain unrecognized into the financial statements and tax related contingencies have been adequately disclosed in note 18 of these financial statements. Management’s assertions of future taxable profits are primarily supported by projections in the Company’s business plan, which focuses on the expansion and execution of Fiber-to-the-Home (FTTH) services and other IT-based solutions. The Company believes that these initiatives are expected to generate sufficient taxable income in the foreseeable future, thereby enabling the company to utilize the carried-forward tax losses.

A significant portion of the deferred tax asset is attributable to unabsorbed depreciation, which continues to be available for set-off against future taxable income under the Income Tax Ordinance, 2001 (as applicable in Pakistan). In accordance with this ordinance, such unabsorbed depreciation can be carried forward indefinitely until it is fully utilized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Worldcall Cable (Private) Limited Interest charges	$268	$492	$550	$981
Worldcall Cable (Private) Limited expense born on behalf of associate	18	-	18	-
Worldcall Ride Hail (Private) Limited expense born on behalf of associate	$-	$-	$-	$-
Worldcall Ride Hail (Private) Limited Interest charges	$4	$4	$4	$8
Key management personnel Advances against expenses disbursed (adjusted) - net	$23,280	$1,593	$41,970	$183

	June 30,	December 31,
	2025	2024
	(Unaudited)
Balances (Due to) Due from Related Parties
Worldcall Cable (Private) Limited Other receivable	$13,643	$13,326
Worldcall Ride Hail (Private) Limited Other receivable	$106	$104

As on June 30, 2025 and December 31, 2024, the outstanding balance from key management personnel was approximately $362,314 and $542,185, respectively against miscellaneous expenses including salaries and other employee benefits, etc.

The Company owes approximately $0.47 million and $0.71 million in interest free loans from its director, Babar Ali Syed, as of June 30, 2025 and December 31, 2024, respectively, which is repayable at the discretion of the Company.

25. SUBSEQUENT EVENTS

Subsequent to the period end, Pakistan Telecommunications Authority (PTA) through an order dated July 21, 2025 has renewed the Long Distance International (LDI) license of the company subject to the fulfilment of certain requirements within thirty days of issuance of the said order.

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

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2025, above.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“WorldCall Private” refers to Worldcall Services (Private) Limited, incorporated on October 5, 2009, as a private limited Company in Pakistan under the Companies Ordinance 1984 (Repealed) now Companies Act 2017, which facilitates channel placement and ancillary services for WorldCALL Public (defined below).
•	“WorldCALL Public” means WorldCALL Telecom Limited, a publicly traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). We currently own 55% of WorldCALL Public.

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $0.61 million and $0.78 million for the three and six months ended June 30, 2025, compared to June 30, 2024, respectively. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased as of June 30, 2025, compared to December 31, 2024, through our offering of more affordable broadband only service on FTTH and additional broadband revenues of $0.92 million were recorded in June 30, 2025. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in the three and six months ended June 30, 2025, compared to 2024, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue.

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

The Company has the following significant products and services in its technology offerings:

Digital Lending Platform

CADNZ is a unique AI ready – Enabled Digital Lending Platform that seeks to deliver frictionless operational excellence. The platform incorporates the latest technology framework. For AI readiness, the Company has developed a robust data-management solution including data-warehousing, a customized ETL (Extract, Transform and Load) engine that can handle a wide set of data integration requirements and seamless connectivity scheme that can facilitate integration of third-party applications as per client requirements. A reporting engine delivers actionable insights along with trigger automations that can identify and highlight areas of intervention independently. Data structure has also been enabled for future AI integration for specific client requirements. We believe that CADNZ is an ideal solution for small to medium sized banks and credit unions. It replaces multiple fragmented system deployments by allowing for the integration of all functionalities into a single hub. CADNZ automates workflows, empowering banking staff to focus on customer engagements and business growth delivering seamless interactions for both clients and customers. CADNZ is specifically developed for the US banking sector and we believe that this has huge potential. In the future, the Company plans to offer this product in Europe, the UK and the Middle East. We believe that this project has potential to generate significant revenues for the Company moving forward.

CADNZ, is designed to support future AI features, but does not currently contain any such AI features and as such is not classified as an AI-powered product. The structure of CADNZ allows for the integration of AI engines in the future to improve features and productivity. However, these AI services may or may not be provided, depending on the client’s choice.

The estimated market size of the global digital lending market was $11.3 billion in 2022 and is expected to grow to $30.8 billion in 2030, according to a May 2022 report by Vantage Markets Research.

The Company hopes to launch CADNZ commercially during the fourth quarter of 2025. Client demos are already in progress and the Company believes that the product is deployment ready. Enhancements are planned post commercial activation and work on the same has already been initiated. At present, the primary focus is on execution of go-to-market plan. The Company estimates $0.5 million to $0.7 million as the costs to be incurred for commercial activation focused on client on-boarding.

The primary sources of revenues from CADNZ are expected to be from annual subscriptions and one time on-boarding fees. Add-ons for third party services integrated into the platform may also provide an additional revenue stream.

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

EntityScan uses AI to address key challenges in intelligent screening. It helps resolve issues like name and entity ambiguity through advanced fuzzy matching, and it extracts important data from poor-quality images using computer vision technology. This combined AI approach improves raw, unstructured data, making it more accurate and reliable. We believe that this results in an effective screening service, particularly in compliance and risk management where precision is essential.

To build this resource, EntityScan pulls data from various trusted sources, including sanctions lists, law enforcement databases, and corporate records, often in hard-to-use formats like scanned PDFs. Its AI processes automate the extraction and scrubbing of this data in near real-time. Each AI process undergoes extensive testing to ensure it works reliably and securely, with top-notch protection of data both in transit and at rest.

EntityScan’s system uses multiple layers of security and checks, including pre-launch testing, confidence scoring, human review for uncertain results, and ongoing monitoring, ensuring its AI-driven screening remains accurate and minimizes the risks of errors, especially in high-stakes environments like compliance and law enforcement.

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

EDFI-AI uses AI-driven network analysis to detect fraud in financial institutions. It processes transactional data into a dynamic graph where entities (like accounts and customers) are connected by transactions. Sophisticated AI models analyze this data in real-time to help to identify fraud, money laundering, and other risks that traditional rule-based systems may miss. It continually adapts to evolving threats, reducing false positives. This system uses enterprise-grade data and internal AI models built with open-source technologies. It carefully measures accuracy using metrics like False Positive Rate, False Negative Rate and Precision/Recall balance, helping to ensure continuous improvement through feedback systems and performance monitoring.

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

HyperLocal PEP Scan uses AI to enhance the search and mapping of politically exposed persons (PEPs). It processes localized data to find PEPs missed by global lists and builds detailed networks of PEPs. It also uses AI for facial recognition and relationship mapping across various data sources, ensuring high accuracy through validation and feedback.

This portfolio of projects is ready for commercial sale and is being marketed for global deployment in US and international markets.

According to a report by Grandview Research, the global enterprise governance, risk and compliance market size was estimated at $62.9 billion in 2024 and is expected to grow at a 13.2% compounded annual growth rate through 2030.

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

Thrivo AI leverages internal transactional data to optimize retail performance. Using client data, it enables targeted customer segmentation, predicts customer behavior, and provides insights on sales funnels, inventory management, and dynamic pricing. These features seek to help businesses boost revenue by improving customer retention and acquisition.

According to an August 2023 report by Markets and Markets, the total eCommerce platform market size is projected to grow from $7.1 billion in 2023 to $13.5 billion in 2028.

Client demos of our Thrivo.AI platform are planned for the third quarter of 2025, with a planned commercial launch in the fourth quarter of 2025, with the ERP integration expected to be finalized in the second quarter of 2026. We currently estimate a cost of $0.2 million to $0.3 million for the E-commerce module (platform) and another $0.5 million to $0.7 million for the retail ERP development completion and integration.

We expect to generate revenue through this platform through one-time on-boarding fees and reoccurring quarterly revenues through revenue share from the enhanced sales expected to be delivered from the platform.

Sports League Management System

We are engaged in development of a sports league management system ‘SLMS’, for a major team sport, i.e., baseball and softball. We believe that this product has a significant market and that we have the technology assets available to deliver a highly agile and competitive product.

To ensure an earliest possible time to market for this product, the Company recently acquired a core software platform, the “Crickslab Core Engine” from CricksLab L.L.C-FZ (“CricksLab”). The acquisition of the core engine delivers core functionalities and the Company is focused on developing an application layer for baseball and softball. The acquired SLMS provides all functionalities related to player, team, league and tournament management. It also includes functionalities of live broadcasting (Video and Scoring), statistics and scoring. CricksLab platform is used by national cricket boards of Italy, Kuwait, Qatar and Pakistan for national management of cricket. Under the acquisition agreement, CricksLab is committed to fully supporting product development on the acquired platform.

We are currently developing an application layer and customizing the core engine product handling to include additional features related to video analytics on live streaming, merchandizing, much wider social media engagement automations and community engagement services for the benefit of end-users.

Video analytics on live streaming is being implemented to open additional avenues of business engagement related to talent identification services, coaching services and talent management services. The community engagement module is being enhanced significantly to target a much wider segment in the addressable market compared to current application.

According to a report by Fortune Business Insights, the global sports management software market size was estimated to be valued at $312 million in 2024, and to grow to $1.25 billion by 2032.

We are targeting the fourth quarter of 2025 for the launch of the League/Club/Team/Player Management, Game Day and Scoring part of our sports league management system and the first or second quarter of 2026 for the for live streaming, coaching, merchandizing and community management modules of our sports league management system. In the meantime we plan to begin product demos in the third quarter of 2025 across various markets. We estimate the cost of launching this product at between $0.25 million to $0.4 million.

We expect to generate ongoing monthly subscriptions revenues with annual contracts for basic services, and additional fees for activation of enhanced features of our sports league management system.

Summary Table for Services offered

S.No.	Service	Service Area	End-Consumer
1	Long Distance and International (LDI)	National
1a	Bulk Sales		Telecom Operators
1b	Call termination charged per minute		Telecom Operators
2	Broadband
2a	Fiber to the Home (FTTH)	Lahore	Corporate/Residential
2b	Hybrid Fiber Coaxial (HFC)	Lahore / Karachi / Islamabad	Residential
2c	Affordable Broadband	Lahore / Karachi / Islamabad	Resellers/Residential
2d	Fiber Optic connectivity		Telecom Operators/ Corporate
3	Cable TV
3a	Analog and Digital Service (FTTH)	Lahore	Corporate/Residential
3b	Analog and Digital Service (HFC)	Lahore / Karachi / Islamabad	Residential
3c	Analog and Digital Service (Fiber Optic)	Lahore / Karachi / Islamabad / Multan /	*Local Cable Operator/ Local Loop Operator
Faisalabad
4	Technology Services	International	Non-Residential
4a	Banking software	International	Non-Residential

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

Recent Events

On April 7, 2025, the Company entered into, and closed the transactions contemplated by, a Core Engine Agreement (the “Agreement”) with CricksLab L.L.C-FZ (“CricksLab”), pursuant to which CricksLab granted the Company an exclusive, perpetual, worldwide, royalty-free, and transferable license to use, modify, sublicense, and commercially exploit CricksLab’s proprietary core engine software (the “Core Engine”) for the development, deployment, and operation of software platforms for baseball, softball, and other similar bat-and-ball sports (the “GTC Use”). The license is exclusive for the GTC use, excluding cricket, which remains exclusive to CricksLab. The Core Engine includes functionalities for player, team, league, and tournament management, as well as live video broadcasting, scoring, and statistics. CricksLab retains the right to use the Core Engine for its internal operations and for cricket-related applications, and may license it to third parties, provided such use does not conflict with the Company’s rights and complies with the Agreement’s non-compete provisions.

As consideration for the Agreement, the Company issued 10,000,000 restricted shares of its common stock to CricksLab, valued at $10,000,000.

Results of Operations

Three months ended June 30, 2025, Compared to the Three Months ended June 30, 2024

Net Revenue: Revenue is derived from telecom services and broadband services. Revenue from telecom services amounted to $4.7 million for the three months ended June 30, 2025, compared to $4.1 million for the three months ended June 30, 2024. This increase of approximately $0.61 million was primarily driven by higher traffic volume in our international termination business, which reached 218 million minutes in the three months ended June 30, 2025, up from 157 million minutes during the same period in 2024.

Revenue from broadband services totaled $0.96 million for the three months ended June 30, 2025, compared to $0.50 million in the three months ended June 30, 2024. The $0.46 million increase is mainly attributable to a rise in broadband subscriber growth, with 11,402 new internet connections sold during the three months ended June 30, 2025, compared to the same period in the prior year.

Technology and other services revenue was $0.003 million for the three months ended June 30, 2025, compared to $0.003 million for the three months ended June 30, 2024.

Six months ended June 30, 2025, Compared to the Six Months ended June 30, 2024

Net Revenue: Telecom services-related revenue stood at $8.3 million for the six months ended June 30, 2025, compared to $7.6 million for the six months ended June 30, 2024. This increase of approximately $0.78 million was due to increase in 112 million minutes. Broadband services generated revenue of $1.6 million for the six months ended June 30, 2025, compared to $0.73 million for the six months ended June 30, 2024. The increase of $0.92 million is mainly due to 21,402 internet service sales in the six month ended June 30, 2025, compared to the six months ended June 2024.

Technology and other services revenue was $0.02 million for the six months ended June 30, 2025, compared to $0.01 million for the six months ended June 30, 2024.

Non-GAAP loss from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended June 30, 2025 was $(0.69) million, and non-GAAP loss from operations for the three months ended June 30, 2024 was $(0.69) million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended June 30, 2025 is $(1.84) million, whereas Adjusted EBITDA for the three months ended June 30, 2024 is $(2.45) million.

Non-GAAP loss from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the six months ended June 30, 2025 was $(1.42) million, and non-GAAP loss from operations for the six months ended June 30, 2024 was $(1.57) million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the six months ended June 30, 2025 is $(0.09) million, whereas Adjusted EBITDA for the six months ended June 30, 2024 is $(0.3) million.

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

We realized revenue, Adjusted EBITDA and non-GAAP loss from operations during the periods presented below as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue	$5,628,068	4,562,706	$9,969,788	8,264,964
Adjusted EBITDA	(1,839,120)	(2,450,957)	86,708	(299,454)
Non-GAAP loss from operations	$(690,384)	(688,758)	$(1,415,117)	(1,571,177)

Set forth below is a presentation and reconciliation of our non-GAAP loss from operations and Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Loss from operations	$(957,948)	$(921,489)	$(1,901,619)	$(2,069,562)
Plus other income	267,564	232,732	486,502	498,383
Non-GAAP loss from operations	(690,384)	(688,887)	(1,415,117)	(1,571,179)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$5,628,068	$4,562,706	$9,969,788	$8,264,964
GAAP net loss	(1,121,671)	(1,231,618)	(2,246,875)	(2,652,776)
Add back (subtract)
Depreciation and amortization	(574,873)	(710,065)	1,075,971	1,488,433
Finance cost	(354,922)	(492,661)	701,660	985,951
Taxation	(76,365)	(50,200)	130,098	95,646
Exchange loss	288,712	33,588	425,875	(216,710)
Adjusted EBITDA	(1,839,120)	(2,450,957)	$86,708	$(299,456)

Non-GAAP operating loss is defined as GAAP operating loss plus other income.

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA during the six months ended June 30, 2025 was mainly impacted by the increase in international termination business, broadband services, technology services provided during the period, exchange loss and reduction in policy rate, whereas loss from operations during the six months ended June 30, 2024 was impacted mainly by exchange gain.

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

Direct operating costs: Direct cost during three months ended June 30, 2025 was US$ 5.11 million compared to US$ 4.15 million during the three months ended June 30, 2024, increase of US$ 0.96 million, compared to prior year quarter. The increase was primarily due to increase in interconnect cost, which is aligned with termination revenue.

Direct operating costs during the six months ended June 30, 2024 stood at USD $9.04 million compared to USD $7.73 million during the six months ended June 30, 2024. The increase in direct costs is mainly due to interconnect costs, which are aligned with international termination revenue.

Other operating costs: Operating cost during three months ended 30 June 2025 was US$ 0.66 million compared to US$ 0.53 million during the three months ended June 30, 2024, increase is mainly due to legal and professional charges.

Other operating costs during the six months ended June 30, 2025 stood at USD $1.30 million, compared to USD $1.01 million during the six months ended June 30, 2024. The increase in operating costs is mainly due to legal and professional charges.

Depreciation and amortization: Depreciation and amortization during three months ended June 30, 2025 was US$ 0.57 million compared to US$ 0.71 million during the three months ended June 30, 2024. The decrease of $ 0.14 million was mainly due to the full amortization of one of the intangible assets which was still being amortized in the prior period.

Depreciation and amortization for the six months ended June 30, 2025 was USD $1.08 million, compared to USD $1.49 million for the six months ended June 30, 2024. The decrease of $ 0.41 million was mainly due to the full amortization of one of the intangible assets which was still being amortized in the prior period.

Other expenses: Other expenses stood at USD $0.24 million during the three months ended June 30, 2025 against USD $0.10 million during the three months ended June 30, 2024 and the increase of $ 0.14 was mainly due to currency devaluation. during the period.

Other expenses during the six months ended June 30, 2025 stood at USD $0.45 million against USD $0.1 million. The increase of $ 0.35 million was mainly due to currency devaluation during the period.

Other income: Other income of $ 0.27 million during the three months ended June 30, 2025 compared to USD $0.23 million during the three months ended June 30, 2024. The increase is mainly due to liabilities written off and exchange gain recorded in the corresponding period of last year.

 Other income during the six months ended June 30, 2025 as $0.49 million compared to USD $0.50 million during the six months ended June 30, 2024, which is approximately the same as compared to the previous period.

Finance cost: The finance cost during the three months ended June 30, 2025 was $ 0.35 million compared to USD $0.49 million during the three months ended June 30, 2024, which was decreased by $ 0.14. The decrease was due to the decrease in the policy rate (KIBOR).

The finance cost during the six months ended June 30, 2025 was $0.70 million, compared to $0.99 million during the six months ended June 30, 2024. The decrease of $ 0.29 is due to the reduction in the policy rate (KIBOR).

Net loss: The Company posted a net loss of $1.12 million during the three months ended June 30, 2025 compared to USD $1.23 million during the three months ended June 30, 2024.

The Company posted a net loss of $2.25 million during the six months ended June 30, 2025 compared to $2.65 million during the six months ended June 30, 2024.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of December 31, 2024 and June 30, 2025:

	Cash and cash equivalents as of June 30, 2025	Cash and cash equivalents as of December 31, 2024
United States	$1,712	$10,386
United Arab Emirates	$376,888	$372,181
Pakistan	$330,527	$439,684
	$709,127	$822,251

We have significant amounts of debt. The principal amount of our debt as of June 30, 2025, was $6.65 million, consisting of $4.18 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.47 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$ 4.35 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.

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

Moving into the third and fourth quarters of 2025, the Company may seek to raise equity funding through private or public offerings, including as part of its goal to uplist its common stock on the Nasdaq Capital Market, of which there can be no assurance; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We had a working capital deficit of $25.9 million as of June 30, 2025, compared to a working capital deficit of $25.1 million as of December 31, 2024. The Company believes its cash and cash equivalents, which totaled $3,380,085 as of June 30, 2025, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements and debt obligations over the next 12 months and beyond. However, this includes restricted cash of $2,670,958 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our cash,  outstanding debt and payables obligations are described in greater detail under “Part I” - “Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements under Notes: 3 (Cash and Cash Equivalents), 4 (Restricted Cash), 6 (Loans and Advances), 11 (Trade and Other Payables), 12 (Current Portion of Non-Current Liabilities), 13 (Accrued Interest), 14 (Short Term Borrowings), 15 (Term Finance Certificates (TFCS)), 16 (Long Term Financing – Secured), and 17 (License Fee Payable).

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,380,085 and $3,455,270 of cash and cash equivalents as of June 30, 2025, and December 31, 2024, respectively, which includes restricted cash of $2,670,958 and $2,633,019 that is not available for immediate ordinary business.

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2025 was $ 0.41 million compared to net cash generated from operating activities of $1.24 million for the six months ended June 30, 2024. The increase is mainly due to the cash inflow from other receivables in the comparative period of last year.

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2025, and 2024 was $0.04 million and $0.08 million, respectively. The decrease in cash used in investing activities was primarily due to a decrease in the sale of fixed assets.

Financing Activities: Net cash used in financing activities was $0.20 million during the six months ended June 30, 2025, compared to $0.23 million during the six months ended June 30, 2024. The reason for the decrease was primarily the result of a decrease in repayment of long term-financing.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, and December 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants as of June 30, 2025 and December 31, 2024.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2025, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2024 (as described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 18. Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I— Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025 and below, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

The risk factors below which we have marked with an asterisk (*) reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our telecom revenue performance can be unpredictable by nature, as a large majority of our customers have not entered into long-term fixed contracts with us.(*)

Our primary source of telecom revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. A significant portion of our telecom revenue, approximately 83% as of the date of this Report, comes from telecom operators and significant corporate clients that are provided connectivity services by WorldCALL Public on its fiber optic network, which are required to enter into long-term fixed contracts.

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

Potential or actual conflicts of interest could arise for certain members of our management team that hold management positions with certain of our subsidiaries.(*)

Our officers and directors, including Muhammed Azhar Saeed, our Chief Financial Officer, hold various other directorship and/or management positions with WorldCALL Public, WorldCall Private and Ferret Consulting F.Z.C. (“FZC”). Additionally, our Chief Executive Officer, Dana Green, holds a 10% interest in, and formerly served as Vice President of, Satview Broadband Ltd, a cable TV and Broadband company.

These other business interests and ownership interests may create a conflict with our interests and those of our minority stockholders. We could compete with our officers and directors other business interests for investment capital, technical resources, management time, key personnel and other opportunities; however, we believe those positions and the various other positions our management and board members hold, and any ownership interests held by such persons in companies in our industry, will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ or directors’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers or directors performing services for us and these other entities.

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

We plan to require independent director approval of any related party transactions affecting our officers, directors, or majority stockholders, to the extent not entered into on arms-length terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025, which have not previously been disclosed in a Current Report on Form 8-K.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GLOBALTECH CORPORATION

Dated: August 11, 2025	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: August 11, 2025	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial/Accounting Officer)

