Form 10-Q
period 2025-09-30
GlobalTech Corp
filed 2025-11-12
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 149,933,391 of Common Stock as of November 7, 2025.

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

PART I.

Item 1. Financial Statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,069,413	$822,251
Restricted cash	2,761,779	2,633,019
Accounts receivable – net - Pledge	4,118,724	3,780,777
Short term investments - Pledge	980,509	970,596
Prepayments	25,656	60,234
Stores and spares - Pledged	836,199	838,641
Loans and advances	4,953,363	4,660,122
Other receivables	1,431,479	1,570,148
Total current assets	16,177,122	15,335,788
Property, plant and equipment - Mortgage	15,887,678	16,936,286
Operating lease right-of-use assets	417,688	451,111
Intangible assets – net - Mortgage	9,607,796	10,264,049
Advances for Intangible assets	12,463,922	2,377,010
Long term loans and other assets	1,603,884	3,123,604
Deferred tax asset	8,381,217	8,468,381
TOTAL ASSETS	$64,539,307	$56,956,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$27,473,942	$27,263,298
Current portion of non-current liabilities	8,359,088	7,413,649
Accrued interest	3,873,503	3,545,054
Short term borrowings	888,081	1,103,560
Provision for taxation – net	1,246,050	1,125,182
Total current liabilities	41,840,664	40,450,743
Term finance certificates	-	906,455
Long term financing – secured	1,027,500	1,154,484
Convertible loan	1,400,000	-
Long term deposits and payable	1,760,819	1,412,328
License fee payable	161,537	163,217
Operating lease liability	535,400	635,030
Post employment benefits	683,272	676,084
Other payables	341,888	709,976
Total non-current liabilities	5,910,416	5,657,574
TOTAL LIABILITIES	$47,751,080	$46,108,317
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value - 500,000,000 shares authorized and 149,933,391 and 139,933,391 issued and outstanding shares at September 30, 2025 and December 31, 2024, respectively.	14,993	13,993
Additional paid in capital	9,999,000	-
Accumulated other comprehensive loss	(1,503,766)	(896,497)
Accumulated deficit	(39,745,356)	(38,110,867)
Non – controlling interest	48,023,356	49,841,283
TOTAL SHAREHOLDERS’ EQUITY	16,788,227	10,847,912
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,539,307	$56,956,229

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	2025	2024	2025	2024
NET REVENUE	$5,540,550	$5,017,195	$15,510,338	$13,282,159
Direct operating costs (exclusive of depreciation and amortization shown below)	(4,816,398)	(4,647,157)	(13,859,483)	(12,379,248)
Other operating costs	(805,065)	(708,566)	(2,108,064)	(1,720,866)
Depreciation and amortization	(423,236)	(744,476)	(1,499,207)	(2,232,909)
Other expenses	(12,289)	(16,404)	(290,928)	(118,104)
OPERATING LOSS	(516,438)	(1,099,408)	(2,247,344)	(3,168,968)
OTHER:
Other income – net	274,206	1,187,047	589,997	1,685,430
Finance cost	(404,094)	(445,834)	(1,105,755)	(1,431,784)
LOSS BEFORE TAXATION	(646,326)	(358,195)	(2,763,102)	(2,915,322)
Taxation	(66,760)	(97,623)	(196,858)	(193,269)
NET LOSS	$(713,086)	$(455,818)	$(2,959,960)	$(3,108,591)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(394,214)	(260,844)	(1,634,490)	(1,724,646)
Non - controlling interest (NCI)	(318,872)	(194,974)	(1,325,470)	(1,383,945)
Net loss attributable to parent	(713,086)	(455,818)	(2,959,960)	(3,108,591)
Net loss per common share: basic and diluted	$(0.005)	$(0.007)	$(0.020)	$(0.012)
Weighted-average common shares used to compute basic and diluted loss per share	146,416,907	139,763,391	146,416,907	139,763,391

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	2025	2024	2025	2024
NET LOSS	$(713,086)	$(455,818)	$(2,959,960)	$(3,108,591)

Items that will not be reclassified to profit or loss:	-
Changes in fair value of financial assets through other comprehensive income	-	20,988		31,956
Foreign currency translation adjustment	(1,727,227)	182,426	(1,099,726)	157,047
Other Comprehensive income (loss) - net of tax	(1,727,227)	203,414	(1,099,726)	189,003

COMPREHENSIVE LOSS	(2,440,313)	(252,404)	(4,059,686)	(2,919,588)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(1,347,864)	$(139,276)	$(2,241,759)	$(1,619,788)
Non - controlling interest (NCI)	(1,092,449)	(113,128)	(1,817,927)	(1,299,800)
Comprehensive loss attributable to GlobalTech	(2,440,313)	(252,404)	(4,059,686)	(2,919,588)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,959,960)	$(3,108,591)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,499,207	2,232,909
Gain on disposal of tangible assets	(2,574)
Interest accretion on liabilities	975,136	1,353,161
Liabilities written off on settlements with parties	(179,365)	(2,022)
Post-employment benefits	70,854	139,940
Income on deposits, advances and savings accounts	(169,375)	(334,472)
Exchange loss on liabilities	255,143	(103,184)
Changes in operating assets and liabilities:
Stores and spares	2,442	421
Accounts receivables	(337,947)	160,260
Loans and advances	(293,241)	(138,716)
Short term investment	(9,913)	(846,618)
Prepayments	34,578	(2,287)
Other receivables	138,669	(1,369,149)
Trade and other payables	210,644	843,240
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	348,489	(466,672)
Other payables	(368,086)	44,924
Long term loans and other assets	1,519,722	2,464,452
Post employment benefits paid	-	(19,166)
Income on deposit and savings accounts	169,375	334,472
Lease rental payments	(102,705)	(105,384)
Finance cost paid	(457,627)	(593,264)
Income tax paid	(60,671)	(93,972)
Net cash generated from operating activities	282,795	390,282
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(45,241)	(101,719)
Net cash used in investing activities	(45,241)	(101,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(170,335)	(177,238)
Receipt of convertible loan	1,400,000
Net cash generated from (used in) financing activities	1,229,665	(177,238)
Net increase in Cash and Cash Equivalents	1,467,219	111,325
Cash and Cash Equivalent at the beginning of the Period	3,455,270	3,261,539
Exchange effect	(1,091,297)	62,152
Cash and Cash Equivalent at the End of the Period	$3,831,192	$3,435,015
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(60,671)	$(93,972)
Interest	$(457,627)	$(593,264)

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$1,069,413	$765,290
Restricted cash	2,761,779	2,669,725
	$3,831,192	$3,435,015

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Share			Accumulated Other Comprehensive Income
Description	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Translation Reserve	Total	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of January 1, 2025	139,933,391	13,993	-	(1,828,970)	932,473	(896,497)	(38,110,867)	49,841,283	10,847,912
Net loss attributable for the nine months ended September 30, 2025	-	-	-	-	-	-	(1,634,490)	(1,325,470)	(2,959,960)
Other comprehensive loss for the nine months ended September 30, 2025	-	-	-	-	(607,269)	(607,269)	-	(492,457)	(1,099,726)
Total comprehensive loss for the nine months ended September 30, 2025	-	-	-	-	(607,269)	(607,269)	(1,634,490)	(1,817,927)	(4,059,686)
Issue of common stock	10,000,000	1,000	9,999,000	-	-	-	-	-	10,000,000
Balance as of September 30, 2025	149,933,391	14,993	9,999,000	(1,828,970)	325,204	(1,503,766)	(39,745,356)	48,023,356	16,788,227

Balance as of January 1, 2024	139,763,391	13,976	-	(1,866,623)	104,625	(1,761,998)	(36,484,513)	50,458,787	12,226,254
Net loss attributable for the nine months ended September 30, 2024	-	-	-	-	-	-	(1,724,646)	(1,383,945)	(3,108,591)
Other comprehensive loss for the nine months ended September 30, 2024	-	-	-	17,634	86,659	104,292	-	84,711	189,003
Total comprehensive loss for the nine months ended September 30, 2024	-	-	-	17,634	86,659	104,292	(1,724,646)	(1,299,234)	(2,919,588)
Issue of common stock	70,000	7	-	-	-	-	-	-	7
Balance as of September 30, 2024	139,833,391	13,983	-	(1,848,989)	191,284	(1,657,706)	(38,209,159)	49,159,554	9,306,672

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Share			Accumulated Other Comprehensive Income
			Additional Paid in	Other Comprehensive	Translation		Accumulated	Non-Controlling
Description	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Interest	Total
Balance as of July 1, 2025	149,933,391	$14,993	9,999,000	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	$49,115,804	$19,228,538
Net loss attributable for the three months ended September 30, 2025	-	-	-	-	-	-	(394,214)	(318,872)	(713,086)
Other comprehensive loss for three months ended September 30, 2025	-	-	-	-	(953,650)	(953,650)	-	(773,577)	(1,727,227)
Total comprehensive loss for the three months ended September 30, 2025	-	-	-	-	(953,650)	(953,650)	(394,214)	(1,092,449)	(2,429,190)
Issue of common stock				-	-	-	-	-
Balance as of September 30, 2025	149,933,391	14,993	9,999,000	(1,828,970)	325,204	(1,503,766)	(39,745,356)	48,023,356	16,788,227

Balance as of July 1, 2024	139,763,391	$13,976	-	$(1,860,785)	$90,836	$(1,769,949)	$(37,948,315)	$49,263,354	$9,559,067
Net loss attributable for the three months ended September 30, 2024	-	-	-	-	-	-	$(260,844)	$(194,974)	$(455,818)
Other comprehensive loss for the three months ended September 30, 2024	-	-	-	11,796	100,448	112,244	-	91,170	203,414
Total comprehensive loss for the three months ended September 30, 2024	-	-	-	11,796	100,448	112,244	(252,887)	(111,761)	(252,404)
Issue of common stock	70,000	7	-	-	-	-	-	-	7
Balance as of September 30, 2024	139,833,391	13,983	-	(1,848,989)	191,284	(1,657,706)	(38,209,159)	49,159,554	9,306,672

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

Consolidation of Worldcall Telecom Limited (WTL)

The Company owns directly and indirectly through associates an aggregate of around 55% of the outstanding shares of Worldcall Telecom Limited (“WTL”), a publicly listed company in Pakistan. Management evaluated the consolidation of WTL under both the Voting Interest Model (ASC 810-10-25-1 through 25-7) and the Variable Interest Entity (VIE) Model (Accounting Standards Codification (ASC) 810-10-25-38 through 25-44).

•

Voting Interest Model: The Company appoints a majority of WTL’s board of directors and has substantive decision-making authority over WTL’s significant operating and financing activities. No shareholder agreements, contractual arrangements, or regulatory restrictions exist that limit these rights. Accordingly, WTL is consolidated under the Voting Interest Model.

•

VIE Model: Due to WTL’s recurring losses and going concern uncertainties, management also considered whether WTL meets the definition of a VIE. WTL’s equity is not sufficient to independently finance its operations, and other equity holders lack substantive rights to direct activities that most significantly affect WTL’s economic performance. The Company has the power to direct those activities and is exposed to variability in returns through its ownership and support arrangements. As such, the Company is the primary beneficiary of WTL, and consolidation under the VIE model results in the same conclusion.

The Company determined that it holds a controlling financial interest in WTL. Accordingly, WTL is consolidated in the accompanying consolidated financial statements.

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

2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation — The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on March 27, 2025 with the SEC. The results of the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods, or for future years.

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

Short Term Investments —Investments – Debt and Equity Securities. Investments in marketable debt securities with maturities greater than three months but less than one year at the time of purchase are classified based on management’s intent regarding these assets as available-for-sale securities. Debt securities that the Company may sell in response to liquidity needs or changes in interest rates are classified as available-for-sale. They are reported at fair value, with unrealized gains and losses excluded from net income and recorded in other comprehensive income (OCI) within equity, net of applicable taxes. Realized gains and losses, along with other-than temporary impairments, are included in earnings and are determined using the specific identification method.

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

Advances to employees and officers were $356,460 and $512,164, and advances to suppliers were $4,596,903 and $4,147,958, as of September 30, 2025 and December 31, 2024, respectively.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three or nine months ended September 30, 2025 and 2024.

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

Earnings Per Share — The Company calculates earnings per share (EPS) in accordance with ASC Topic 260, “Earnings Per Share.” Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts that are potentially dilutive were exercised or converted into common stock. As the Company reported a net loss for the three and nine months ended September 30, 2025, all potential common shares have been excluded from the computation of diluted loss per share as their inclusion would be antidilutive. Accordingly, basic and diluted loss per share are the same for all periods presented.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/PKR exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 281.75 as of September 30, 2025 and 278.85 as of December 31, 2024, respectively.

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

The Company evaluated its operations in accordance with ASC 280-10-50 and concluded that it operates as a single reportable segment. Although the Company provides cable and broadband services in Pakistan and consulting services in the United Arab Emirates (UAE), the Chief Executive Officer, acting as the Company’s chief operating decision maker (“CODM”), reviews financial results and allocates resources on a consolidated basis rather than by business line or geography. The Company has also prepared the following analysis:

1. Identification of Operating Segments

ASC 280-10-50-1 defines an operating segment as a component of an enterprise that (i) engages in business activities from which it may earn revenues and incur expenses, (ii) has discrete financial information available, and (iii) is regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

•	The Company provides cable and broadband services in Pakistan and consulting services in the UAE.

•	The Company’s CODM is the Chief Executive Officer.

•	The CODM receives and reviews only consolidated financial information, consisting of the consolidated balance sheet, consolidated statement of operations, consolidated statement of cash flows, and subscriber data.

•	The CODM does not receive, nor rely on, separate financial information for the Pakistan or UAE operations.

Accordingly, while the Company’s businesses generate revenues and expenses, the lack of discrete financial information reviewed by the CODM indicates that these operations do not meet the definition of separate operating segments under ASC 280-10-50-1.

2. Nature of Financial Information Reviewed

ASC 280-10-50-7 emphasizes that operating segments are identified based on the internal reports that are regularly provided to the CODM.

•	All reports provided to the CODM are prepared on a fully consolidated basis.

•	No separate profit, loss, or asset information is prepared by business line or geography for CODM review.

•	Decisions about performance assessment and resource allocation are made at the consolidated entity level.

Thus, under ASC 280-10-50-7, the Company has determined that it has only one operating segment.

3. Aggregation Considerations

ASC 280-10-50-11 through 50-15 provide that two or more operating segments may be aggregated if they have similar economic characteristics and share similarities in products and services, production processes, type of customer, distribution methods, and regulatory environment. Even though the Company provides different services in different jurisdictions, the strategic initiatives, business risks, and overall management decisions are centralized.

The CODM evaluates the Company’s economic performance on a consolidated basis and does not distinguish between geographies or service lines.

Accordingly, the Company has determined that even if cable/broadband and consulting operations were considered as separate operating segments, they would be aggregated into a single reportable segment based on these considerations.

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

3. CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Cash at bank
Current accounts	$1,054,559	$645,911
Savings accounts	3,126	4,095
	1,057,685	650,006
Cash in hand	11,728	10,868
Pay orders in hand	-	161,377
	$1,069,413	$822,251

4. RESTRICTED CASH

	September 30,	December 31,
	2025	2024
	(Unaudited)
Deposit in escrow account	$2,561,762	$2,457,620
Margin and other deposits	200,018	175,399
	$2,761,779	$2,633,019

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $70,985 (2024: $71,930) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

5. ACCOUNTS RECEIVABLE – NET

	September 30,	December 31,
	2025	2024
	(Unaudited)
Considered good – unsecured	$4,118,724	$3,780,777
Considered doubtful – unsecured	2,339,333	2,383,376
	6,458,057	6,164,153
Less: Provision for expected credit loss	(2,339,333)	(2,383,376)
	$4,118,724	$3,780,777

6. LOANS AND ADVANCES

	September 30,	December 31,
	2025	2024
	(Unaudited)
Advances to employees against expenses	$356,460	$512,164
Advances to suppliers	4,596,903	4,147,958
	4,953,363	4,660,122

7. PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
	2025	2024
	(Unaudited)
Operating fixed assets	$15,825,031	$16,872,986
Capital work-in-progress	62,647	63,300
	$15,887,678	$16,936,286
Operating fixed assets
Building on freehold land	$346,051	$349,650
Freehold land	186,726	188,668
Leasehold improvements	693,601	700,291
Plant and equipment	29,413,315	29,685,166
Office equipment	388,184	388,745
Vehicles	108,880	110,012
Computers	662,253	663,283
Furniture and fixtures	141,165	140,822
Laboratory and other equipment	76,254	77,046
	32,016,429	32,303,683
Less: Accumulated depreciation	(16,191,398)	(15,430,697)
	$15,825,031	$16,872,986

Useful life of operating fixed assets ranges between 3 years to over 20 years. Details of all major additions and disposals have been provided in the following paragraphs and tables. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of operations.

Additions for the nine months ended September 30, 2025, amounted to $52,553 and for the nine-months ended September 30, 2024, amounted to $101,719. Disposals for the nine months ended September 30, 2025, amounted to $7,311, and for the nine months ended September 30, 2024 amounted to nil.

Assets	Useful lives in Years
Building	20
Leasehold improvements	5-10
Plant and equipment	3-20
Office equipment	10
Computers	3
Furniture and Fixture	10
Vehicles	5
Lab and other equipment	5

The useful life of the set-top boxes and cable modems is 5 years. The set-top boxes and cable modems are the part of plant and equipment.

Set-top boxes for digital signal and cable modems are acquired with Company funds and provided to customers for their use. Set-top boxes and cable modems are provided free of charge to customers and these devices remain the property of the Company. Customers use these devices during the service period, and are required to return these devices to the Company upon termination of the services or disconnection of their subscription. The Company capitalizes these devices and charges depreciation over the life of these devices on a straight-line basis.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company does not have any finance leases.

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

Break down of operating lease expense:

	Three Month Ended September 30		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$41,534	(165,661)	$101,185	$114,995
Short term lease cost	4,742	29,133	15,922	37,396
	$46,276	(136,528)	$117,107	$152,391

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$417,688	$451,111

Current operating lease liabilities	269,814	209,177
Non-Current operating lease liabilities	535,400	635,030

	$805,214	$844,207

Operating leases
ROU Assets	451,111	503,701
Lease termination		(17,396)
Asset lease expense	(28,784)	(41,612)
Foreign exchange loss	(4,639)	6,418
ROU Assets – net	$417,688	$451,111

Weighted average remaining lease term (in years):
Operating leases	6.41	6.93
Weighted average discount rate:
Operating leases	13.35%	13.35%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	34,803	35,190	102,705	105,384

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2025 (Three months)	$38,593
2026	163,741
2027	177,324
2028	173,655
2029	252,897
Thereafter	287,168
Total lease payments	$1,093,378
Less: imputed interest	$(288,164)
Total lease obligations	$805,214
Less: current obligations	$269,814
Long-term lease obligations	$535,400,

9. INTANGIBLE ASSETS – NET

	September 30,	December 31,
	2025	2024
	(Unaudited)
Licenses	$4,636,199	$4,636,199
Patents and copyrights	29,848	29,848
IRU - media cost	18,273,855	18,463,900
Software	63,133	63,133
	23,003,035	23,193,081
Less: Accumulated amortization – net	(13,395,239)	(12,929,032)

	$9,607,796	$10,264,049

Useful life of intangible assets ranges between 5 years to 20 years. Moreover, amortization of intangible assets has been allocated to depreciation and amortization on the face of the statement of profit or loss.

As of September 30, 2025, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,

2025 (three months)	$457,848
2026	841,054
2027	822,992
2028	822,992
2029	822,990
Thereafter	5,839,920
$9,607,796

10. ADVANCES FOR INTANGIBLE ASSETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Advances for Sports League Management System	$10,000,000	-
Advances for Digital Lending Platform	2,463,922	2,377,010
	$12,463,922	$2,377,010

Advances for Sports League management System represent the purchase consideration for the purchase of the Core Engine from Crickslab in the form of 10,000,000 shares of common stock, valued at $1.00 per share, totaling $10,000,000. The Core Engine is a software platform which the Company plans to use to develop a Sports League Management System for baseball, softball and related sports.

Advances for Digital Lending Platform represent payments made for development of software related to a digital lending platform.

11. TRADE AND OTHER PAYABLES

	September 30,	December 31,
	2025	2024
	(Unaudited)
Trade creditors	$11,200,498	$11,795,383
Accrued and other liabilities	5,834,850	4,702,427
Payable to PTA against APC charges	6,271,510	6,336,733
Payable against long term investment	156,167	157,791
Contract liabilities	3,407,847	3,687,079
Withholding taxes payable	291,671	225,005
Sales tax payable	186,693	232,877
Security deposits	124,706	126,003
	$27,473,942	$27,263,298

Trade creditors include amounts payable to PTA totaling $2.22 and $2.15 million as of September 30, 2025 and December 31, 2024, respectively. Out of this amount $1.91 million (2024: $1.94 million) represents a payable regarding Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Accrued and other liabilities: This includes payables to key management personnel amounting to $0.36 million and $0.61 million as of September 30, 2025 and December 31, 2024, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

12. CURRENT PORTION OF NON-CURRENT LIABILITIES

	September 30,	December 31,
	2025	2024
	(Unaudited)
Term finance certificates	$4,215,986	$3,660,548
Mark-up payable on TFCs	2,435,631	2,088,288
Long term financing	1,437,657	1,455,632
Lease liabilities	269,814	209,181
	$8,359,088	$7,413,649

Details of the current portion of non-current liabilities are provided in their respective notes.

13. ACCRUED INTEREST

	September 30,	December 31,
	2025	2024
	(Unaudited)
Short term borrowings	$179,640	$278,169
Term finance certificates	3,682,740	3,266,885
Long term financing	11,123	-
	$3,873,503	$3,545,054

14. SHORT TERM BORROWINGS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Repurchase agreement borrowings	$798,579	806,886
Line of credit facility – others	89,502	296,674
	$888,081	$1,103,560

Borrowings against repurchase agreement, obtained from a party amounting to $0.532 million against 100 million shares of Worldcall Telecom Limited (placed by Ferret Consulting FZC) and from Hamdard Laboratories amounting to $0.266 million against 50 million shares of Worldcall Telecom Limited (placed by Ferret Consulting FZC) for the purpose of working capital requirements and/or to meet other business obligations. The facility carries a mark-up at the rate of 28% per annum (2024: 30%). The facility is secured against 30 million & 15 million shares of Worldcall Telecom Limited pledged with Elahi Group of Companies and Hamdard Laboratories, respectively.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	September 30,	December 31,
	2025	2024
	(Unaudited)
Loan from other parties	$89,502	$89,502
Loan from AMB Management Consulting (Pvt) Limited	-	207,172
	$89,502	$296,674

Loan from other parties: This represents various interest bearing and interest free loans denominated in US dollars (US$) from different companies, as mentioned below.

	September 30,	December 31,
	2025	2024
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

15. TERM FINANCE CERTIFICATES (TFCs)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Opening balance	$4,215,985	$7,458,750
Repayments	-	-
	4,215,985	7,458,750
Current portion	(4,215,985)	(3,660,548)
	-	3,798,202
Add: Deferred interest	-	307,172
Exchange adjustment	-	(3,198,919)
Closing balance	$-	$906,455

Term finance certificates (TFCs) have a face value of $17.75 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2024: six-month average KIBOR plus 1.0% per annum), payable quarterly. The markup rate charged during the period on the outstanding balance ranged from 13.03% to 17.45% (2024: 17.45% to 24.08%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs has been rescheduled in December 2012 and then on April 3, 2015. During the year 2018, a third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustees and the Company.

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

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million shares of WTL held by its sponsor (WSL)are pledged for investors which will be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly installments from June 2019 to September 2025, amounting to USD 3.41 million against principal and USD 4.24 million against accrued markup. In case of failure to make payments due by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

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

These TFCs are secured against first pari passu charge over the Company’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

a)	LDI and WLL licenses issued by PTA to the Company; and

b)	Assigned frequency spectrum as per deed of assignment.

16. LONG TERM FINANCING – SECURED

	September 30,	December 31,
	2025	2024
	(Unaudited)
Allied Bank Limited	-	$-
Bank Islami Limited	196,376	182,162
Askari Bank Limited	831,124	972,322
	$1,027,500	$1,154,484

Allied Bank Limited: This represents the balance transferred as a result of restructuring of the short-term running finance (RF) facility to Term Loan Facility and subsequently amended on October 8, 2020 and September 30, 2021. Principal will be repaid in 37 stepped up monthly installments starting from August 2021 until August 2024. Markup will be accrued and will be serviced in 12 equal monthly installments, starting from September 2024. The effective markup rate applicable will be 3 Month KIBOR + 85 bps. The mark-up is charged during the period on the outstanding balance at 12.99% to 13.03% (2024: 16.98% to 22.31%) per annum. The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for USD 1.88 million and right to set off on collection account. The Company is in negotiations with Allied Bank Limited (the “Bank”) to settle this liability in full.

Bank Islami Limited: This represents the balance transferred as a result of the restructuring of a short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. The principal is repayable in 29 installments starting from February 2022 until May 2026. Markup to be accrued and will be serviced in 24 monthly installments, starting from June 1, 2024. The effective markup rate applicable will be the 6 Month KIBOR (Floor 7.5% and capping 17%). The markup charged during the period on the outstanding balance was 11.87% (2024: 17%) per annum. The facility is secured against a 1st joint pair passu charge on present and future current and fixed assets excluding land, building and licenses/receivable of LDI & WLL of the Company for USD 3.10 million with a 25% margin, the pledge of various listed securities of the Company having a carrying value of USD 0.13 million, and a Mortgage over the Company’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

Subsequently in June 2023, the Bank approved the Company’s restructuring request as a result of which overall repayment tenure was extended by 1 year and 6 months, i.e. principal repayment will end in November 2025 instead of May 2024 and markup repayment will end in November 2027, instead of May 2026. In the same year, the period for repayment of principal and deferred markup was further extended and according to the revised terms both will be repaid until November 1, 2027. As of the reporting date, the Company is in negotiation with the Bank to fully settle this liability. Following this, the Bank in November 2024 recovered $0.07 million of principal and USD $0.04 million of profit through the sale of certain pledged securities. The Company used a post-tax weighted average borrowing rate for amortization of deferred markups.

As of the date of this report, the loan has been settled in full.

17. CONVERTIBLE LOAN

On September 2, 2025, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate $1,400,000 of Convertible Promissory Notes from the Company (the “Convertible Notes”).

The Subscription Agreements included customary representations and warranties of the Investors and the Company, and include piggyback registration rights (except in connection with the IPO (discussed below), for a period of one year following the dates of the subscriptions).

The Convertible Promissory Notes do not accrue interest unless and until an event of default occurs. Upon the occurrence of an event of default, the amount due under the Convertible Notes bears interest at five percent (5%) per annum, until repaid in full. Any accrued interest, if applicable, is payable on the maturity date or upon conversion of the Convertible Notes. The Convertible Notes are due and payable, unless earlier converted into common stock as discussed below, on September 2, 2027. The Convertible Notes provide for the automatic conversion of the outstanding principal balance thereof, together with any accrued and unpaid interest, into shares of the Company’s common stock immediately prior to the consummation by the Company of an initial public offering which results in the Company’s common stock being traded on a recognized U.S. securities trading market or exchange, including, but not limited to the Nasdaq Capital Market, Nasdaq Global Market or NYSE American (an “IPO”). The conversion price per share will equal 85% of the per share price to the public in the IPO offering (or, if applicable, 85% of the deemed price of a unit including common stock). The Convertible Notes include customary provisions related to stock splits, combinations, or similar events that proportionately adjust the conversion price. The Convertible Notes are expressly subordinated to all current and future indebtedness of the Company owed to financial institutions and may be prepaid, in whole or in part, at any time without premium or penalty. Events of default under the Convertible Notes include, among other things, (i) the Company’s failure to pay principal, interest, or other amounts when due, subject to a ten-day cure period; (ii) the Company’s insolvency, bankruptcy, reorganization, dissolution, or similar proceedings, including the appointment of a custodian, receiver, or trustee for the Company or its assets; or (iii) any action by the Company authorizing or in furtherance of the foregoing. Upon an event of default, unless cured or waived, any holder may declare its Convertible Notes immediately due and payable, and all amounts owed will accrue interest at the default rate described above.

The Company accounts for convertible debt instruments in accordance with ASC 470-10, ASC 835-30, ASC 815-15, and ASU 2020-06 (Debt — Debt with Conversion and Other Options and Derivatives and Hedging — Contracts in an Entity’s Own Equity). Under this guidance, an entity evaluates whether an embedded conversion feature meets the definition of a derivative instrument and, if so, whether it must be bifurcated from the debt host and accounted for separately.

At issuance, management concluded that:

1.	The conversion feature is contingent on a future IPO event;
2.	The Company’s common stock, although quoted on the OTC Markets, was not readily convertible to cash as of September 30, 2025, consistent with ASC 815-10-15-99; and
3.	The conversion will be physically settled in shares, not net in cash.

Accordingly, the embedded conversion option does not meet the definition of a derivative and is not bifurcated from the debt host.

The Convertible Notes are accounted for as a single liability measured at amortized cost, with imputed interest recognized over the term of the instrument using the effective-interest method based on an estimated market rate for comparable non-convertible debt (approximately 10%).

Management will reassess the classification if the Company’s shares become actively traded or are uplisted to a national exchange (e.g., NASDAQ), in which case the common stock would be considered readily convertible to cash and the conversion feature could meet derivative criteria under ASC 815.

18. LICENSE FEE PAYABLE

	September 30,	December 31,
	2025	2024
	(Unaudited)
License fee payable	$161,537	$163,217
	$161,537	$163,217

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

As a consequence of above, the outstanding liability for 1900 MHz was reduced to zero on the basis that 1900 MHz frequency had been fully paid for until 2015 (11th year). Similarly, liability for 450 MHz frequency spectrum was reduced pro-rata after withdrawal. Owing to these circumstances, management does not expect the liability to materialize fully in the near future.

19. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million and $0.26 million as of September 30, 2025 and December 31, 2024, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million and $0.17 million as of September 30, 2025 and December 31, 2024, respectively, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.19 million during the nine months ended September 30, 2025 (Dec 2024: $1.20 million) on account of differences in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $18.81 million against PTA. The matter is pending adjudication. As per management it is difficult to predict the outcome of the case at this stage.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to approximately $6.27 million along with default surcharge thereon amounting to approximately $5.87 million as of July 31, 2016, via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine of up to approximately $1.24 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine.

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

PTA has decided against the Group in the matter relating to the annual radio frequency spectrum fee for the years ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges. The Group has filed appeals against these orders before the honorable Islamabad High Court which are ending adjudication. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements for late payment charges. Moreover, the Company is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of approximately $17.55 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF, and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

PTA has raised demand amounting to approximately $0.06 million on account of Base Trans-Receivers Station registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which is pending adjudication.

PTA has filed recovery proceedings against the Group before the District Collector / District Officer Revenue, Lahore for an amount of approximately $9.40 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year 2023, PTA again issued the notice against non-payment of ISF and increased the claim by approximately $3.68 million. PTA has withdrawn the frequencies 3.5 Ghz, 479 MHz, 450 MHz and 1900 Mhz. As per management, the ISF for 3.5 Ghz and 479 MHz is already paid in full through 2025. The outstanding liability for 1900 MHz is reduced to zero on the basis that 1900 MHz frequency has been fully paid. Similarly, liability for the 450Mhz frequency spectrum was reduced on a pro rata basis after withdrawal. Corresponding assets have also been retired.

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

PTA had demanded an amount of approximately $1.24 million in respect of fines and a loss of approximately $1.89 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group; however, PTA appealed the matter before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

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

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of approximately $5.80 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Separate returns of total income for the Tax Year 2003 were filed by M/s WorldCall Communications Limited, M/s Worldcall Multimedia Limited, M/s Worldcall Broadband Limited and M/s Worldcall Phone Cards Limited, now merged into the Group. Such returns of income were amended by relevant officials under section 122(5A) of the Income Tax Ordinance, 2001 (“Ordinance”) through separate orders. Through such amendment orders, in addition to enhancement in aggregate tax liabilities by an amount of approximately $0.04 million, tax losses declared by the respective companies too were curtailed by an aggregate amount of approximately $0.24 million. The Group contested such amendment orders before Commissioner Inland Revenue (Appeals) [CIR(A)] and while an amendment order for Worldcall Broadband Limited was annulled, partial relief was extended by CIR(A) in respect of appeals pertaining to other companies. The appellate orders extending partial relief were further appealed by the Group before Appellate Tribunal Inland Revenue (ATIR) in January 2010, which are pending adjudication. The Group’s management considers that meritorious grounds exist to support the Group’s stances and expects relief from ATIR in respect of all the issues being contested. Accordingly, no adjustments / liabilities on these accounts have been incorporated / recognized in these financial statements.

Through amendment order passed under section 122(5A) of the Ordinance, the Group’s return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of approximately $2.77 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

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

A demand of approximately $3.76 million (including default surcharge of approximately $1.16 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to approximately $3.38 million (including default surcharge of approximately $1.09 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of an order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of approximately $0.17 million and curtailment of losses by approximately $20.87 million. The said demand was curtailed to approximately $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 24, 2018, by legal counsel of the Group. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

On September 30, 2016, Punjab Revenue Authority (PRA) issued a show cause notice allegedly demanding USD $1.49 million for the periods from May 2013 to December 2013.

The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015, before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when the amount of sales tax was withheld by PTCL. Based on the advice of the Company’s tax advisor, management is of the view that the Company’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating $4.28 million as of September 30, 2025 (December 31, 2024: $3.17 million) has not been made in these financial statements.

Other matters

One of the Group’s vendors has filed a suit for recovery on July 12, 2018, before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the vendor. The principal claim is approximately $0.06 million; however, the claim is inflated to $0.81 million on what the Company believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is likely that the Company will prevail in this action.

One of the Group’s vendors has filed a petition on November 21, 2014, before LHC. The vendor has a claim of approximately $0.77 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Group has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during 2015, claiming approximately $1.12 million under the same contract against which the vendor has claimed amounts due. The Group had to deposit an amount of approximately $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. The Court has not assigned a date for further proceedings. Management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s vendors and its allied international identities (referred to as vendors) filed a winding up petition dated October 16, 2017, before LHC and made a claim of approximately $0.23 million and $4.87 million which was dismissed on September 26, 2018. The vendors have also filed civil suit before Islamabad Civil Court dated September 17, 2018, for recovery of approximately $12.35 million and $0.24 million along with damages of $20.00 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. Vendors filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Group filed suit for recovery of $93.30 million against this vendor for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.32 million for causing damage to the Group for filing a frivolous winding up petition. Management is of the view that it is unlikely that any claim of said suppliers will materialize.

As of September 30, 2025, a total of 36 cases (December 31, 2024: 36) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having an aggregate claim of all cases amounting to approximately $0.40 million as of September 30, 2025 (December 31, 2024: $0.41 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management is of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out on the settlement is not likely to be material.

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

The Group has filed an appeal before the High Court of Sindh against an Enforcement Order issued by the PTA on August 19, 2024. The Enforcement Order directed the Group to pay alleged outstanding Annual Regulatory Dues (ARDs) amounting to $0.10 million within three days of receipt of the order. The Group disputes the factual and legal basis of the order and has sought judicial review of the matter. As per the interim order passed by the High Court on September 11, 2024, the PTA has been restrained from taking any coercive actions in relation to the Enforcement Order.

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

20. RECLASSIFICATION OF COMPARATIVE FIGURES

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, or total liabilities.

21. NET REVENUE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Telecom services	$4,572,802	$4,369,980	12,906,078	11,923,088
Broadband services	1,252,810	252,274	2,900,664	983,201
Technology and other services	9,357	399,265	28,730	410,302
Gross Revenue	5,834,969	5,021,519	15,835,472	13,316,591
Less: Discounts	(279,759)	(185)	(280,254)	(1,194)
Less: Sales tax	(14,660)	(4,139)	(44,880)	(33,238)
Total Revenue	$5,540,550	$5,017,195	15,510,338	13,282,159

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Telecom Services:
International termination services	$4,572,802	$4,369,980	$12,906,078	$11,923,088
Broadband Services:
Cable TV and Internet	1,140,325	100,996	2,570,305	327,082
Metro fiber solutions/sale /IRU	53,518	102,690	209,680	543,802
Capacity/media sale	58,967	48,588	120,679	112,317
	$1,252,810	$252,274	$2,900,664	$983,201

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to local mobile network operators such as Mobilink, Zong, Telenor and Ufone. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services. Company revenue is based on a per minute rate and total volume of traffic in minutes. There is a postpaid billing invoicing cycle for such services. Our customers are the local mobile network operators and other operators and not the individuals making the calls.

Geographical Disaggregation of Revenue

The Company provides a geographical disaggregation of revenue to show performance across regions which are (1) United States, (2) United Arab Emirates, and (3) Pakistan.

The details for revenues for the nine and three months ended September 30, 2025 and 2024, are as follows:

Geographic Area	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
United States	$11,864	$-
United Arab Emirates	$-	$-
Pakistan	$15,498,474	$13,282,159
Total	$15,510,338	$13,282,159

Geographic Area	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
United States	$6,864	$-
United Arab Emirates	$-	$-
Pakistan	$5,533,686	$5,017,195
Total	$5,540,550	$5,017,195

 Long-lived assets of the Company as of September 30, 2025 and December 31, 2024, were:

Geographic Area	September 30, 2025	December 31, 2024
United States	$10,000,688	$-
United Arab Emirates	$4,041,769	$5,473,661
Pakistan	$34,319,746	$36,146,780
Total	$48,362,203	$41,620,441

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

Deferred revenue was $234,850 as of September 30, 2025, and $489,107 as of December 31, 2024.

22. DIRECT OPERATING COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interconnect, settlement and other charges	$4,258,818	$4,172,966	$12,317,006	$11,167,426
Salaries, wages and benefits	110,078	140,147	336,554	396,326
Bandwidth and other PTCL charges	35,470	140,171	175,144	266,090
Power consumption and rent	30,871	85,622	97,850	191,911
Network maintenance and insurance	36,078	23,898	117,939	92,716
PTA fees	7,747	3,512	14,451	17,006
Cable license fee	14,664	17,217	48,345	51,955
Annual spectrum fee	-	61	-	29,897
Stores and spares consumed	-	-	-	-
WMG Revenue share cost	231,386	-	537,153	-
Fees and subscriptions	21,409	27,672	68,565	73,104
Content cost	803	1,082	2,410	2,560
Security services	1,062	1,387	3,379	2,915
Others	68,012	33,422	140,687	87,342
	$4,816,398	$4,647,157	$13,859,483	$12,379,248

23. FINANCE COST

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unwinding of discount on liabilities	$79,453	$161	130,619	78,625
Interest on term finance certificates	136,864	244,633	449,551	735,436
Interest on long term loan	152,471	108,593	429,213	339,293
Interest on short term borrowings	-	60,507	-	180,956
Finance charges on lease liabilities	24,073	26,067	72,409	78,947
Bank charges and commission	11,233	5,873	23,963	18,527
	$404,094	$445,834	1,105,755	1,431,784

24. TAXATION

The provision (benefit) for income taxes for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Current provision	2025	2024	2025	2024

For the period	$66,760	$97,623	196,858	193,269
Prior periods	-	-	-	-
Total current provision	66,760	97,623	196,858	193,269
Deferred provision	-	-	-	-
Total provision	$66,760	$97,623	196,858	193,269

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current provision
Federal	$-	-	-	-
State	-	-	-	-
Foreign	66,760	97,623	196,858	193,269
Total current provision	66,760	97,623	196,858	193,269
Deferred	$-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
Total provision	66,760	97,623	196,858	193,269

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

Since the Company does not have taxable income and accounting income for the three and nine month periods ended September 30, 2025 and September 30, 2024, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown below.

The components of the Company’s deferred income taxes as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Asset for deferred taxation comprising temporary differences related to:	Unaudited

Unused tax losses	$15,230,935	$15,389,335
Provision for doubtful debts	3,255,539	3,289,396
Post employment benefits	194,048	196,066
Provision for stores and spares & stock-in-trade	4,163	4,207
Provision for credit losses of advances and other receivables	279,244	282,148
Valuation allowance	(3,970,606)	(4,011,889)
	14,993,323	15,149,252
Liability for deferred taxation comprising temporary differences on other liabilities	(6,612,106)	(6,680,872)
Deferred tax asset	$8,381,217	$8,468,381

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

1) Negative evidence

The Company has experienced recent cumulative losses for the three-year periods ended December 31, 2024, 2023 and 2022, which may represent significant negative evidence under ASC 740-10-30-23. These cumulative losses indicate uncertainty regarding the Company’s ability to generate sufficient taxable income in the near future to realize the deferred tax assets.

2) Positive evidence

Deferred tax assets arising from unabsorbed depreciation have an indefinite carryforward period, eliminating concerns about expiration and providing a strong source of positive evidence.

The Company has already recognized a partial valuation allowance of $3,970,606 to the extent that the deferred tax is not considered recoverable. Exercising prudence, management of the Company has estimated future profitability. Based on this assessment, it was determined that while sufficient taxable profits may not be available in the immediate short term to utilize the full balance, a significant portion remains realizable in the foreseeable future.

It is also important to note that under the Income Tax Ordinance, 2001 (the primary law governing income tax in Pakistan)(the “Tax Ordinance”), business losses can generally be carried forward for up to six years; however, only 10% of the Company’s total carryforward losses relate to business losses, while the remaining 90% represent unabsorbed depreciation. Unabsorbed depreciation can generally be carried forward indefinitely under the Tax Ordinance. This provides strong positive evidence supporting the recognition of deferred tax assets in the Company’s’ books of accounts.

While the existence of cumulative losses may carry significant negative weight, management has noted consistent reduction in the Company’s losses before tax over the past three years; decreasing from $12 million in 2022 to $8 million in 2023, and further to $2.7 million in 2024. It is also noteworthy that cash flow from operating activities turned positive in 2024, further strengthening the Company’s ability to generate sustainable operating cash inflows and support future taxable profits. Considering these historically positive trends, the Company has significantly reduced the negative weight of cumulative losses as it believes this demonstrates a steady improvement in operating performance and indicates movement towards profitability.

Management has prepared detailed internal financial projections, reflecting anticipated revenue growth from telecom, broadband and IT business. New products of IT, establishing a dedicated data center (center of excellence) are ready to launch in the market and contracts with customers are believed to be imminent. The Company would initially serve the US market and thereafter, would seek to expand and explore international markets like the United Kingdom (UK) and UAE. The Company believes that these projections demonstrate sufficient future taxable income to support realization of the deferred tax assets. The Company is expecting taxable temporary differences to reverse in future periods, which will generate taxable income against which the deferred tax assets may be realized.

Overall, the Company believes that the combination of the indefinite carryforward of unabsorbed depreciation, the reversal of taxable temporary differences, positive historical trends demonstrating reductions in cumulative losses and reasonable forecasts of future taxable income, provide sufficient positive evidence to outweigh the recent cumulative losses negative weight.

25. RELATED PARTIES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Worldcall Cable (Private) Limited Interest charges	$298	$1	$848	$982
Worldcall Cable (Private) Limited expense born on behalf of associate	-	-	-	-
Worldcall Ride Hail (Private) Limited expense born on behalf of associate	$-	$7	$-	$7
Worldcall Ride Hail (Private) Limited Interest charges	$4	$(1)	$7	$7
Key management personnel Advances against expenses disbursed (adjusted) – net	$(84,234)	$-	$(42,284)	$183

	September 30,	December 31,
	2025	2024
	(Unaudited)
Balances (Due to) Due from Related Parties
Worldcall Cable (Private) Limited Other receivable	$14,037	$13,326
Worldcall Ride Hail (Private) Limited Other receivable	$110	$104

As on September 30, 2025 and December 31, 2024, the outstanding balance from key management personnel was approximately $339,392 and $542,185, respectively against miscellaneous expenses including salaries and other employee benefits, etc.

The Company owes approximately $0.34 million and $0.71 million in interest free loans from its director, Babar Ali Syed, as of September 30, 2025 and December 31, 2024, respectively, which is repayable at the discretion of the Company.

26.  GOING CONCERN AND RISKS RELATED TO WTL

GOING CONCERN UNCERTAINTY

Worldcall Telecom Limited (WTL) has incurred recurring losses from operations, has overdue borrowings, and is dependent on continued financial support from its shareholders, including the Company, to meet its obligations. These conditions raise substantial doubt about WTL’s ability to continue as a going concern.

Risks and Restrictions

Pursuant to ASC 810-10-50, the Company has considered risks and restrictions relating to WTL, including:

•	Restrictions on transfer of funds: Due to WTL’s financial condition and local regulatory environment, there are restrictions on the upstreaming of dividends and other transfers of cash to the Company.
•	Exposure to losses: As majority shareholder and financial supporter, the Company may be required to provide additional financial support to WTL in the future.
•

Carrying amounts: As of September 30, 2025, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $64.54 million and $47.74 million, respectively.

Management will continue to monitor WTL’s financial condition, liquidity requirements, and regulatory environment. Any material changes in WTL’s ability to continue as a going concern or transfer funds to the Company will be disclosed in future filings.

27. SUBSEQUENT EVENTS

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

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2025, above.

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

•

“WorldCALL Public” or “WTL” means WorldCALL Telecom Limited, a publicly traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). We currently own 55% of WorldCALL Public.

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

Reverse Stock Split

At our 2024 Annual Meeting of stockholders held on December 5, 2024, stockholders holding a majority of our outstanding voting shares, approved the filing of an amendment to the Company’s Articles of Incorporation, as amended (and restated) to approve a reverse stock split of the Company’s outstanding common stock, by a ratio of between one-for-two to one-for-ten inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 5, 2025 (the “Stockholder Authority”). To date the Board of Directors (the “Board”) has not yet authorized a reverse stock split ratio; however, we anticipate filing a Certificate of Amendment to our Articles of Incorporation to affect the Reverse Stock Split with the Secretary of State of Nevada prior to the planned uplisting of our common stock on the Nasdaq Capital Market and such Reverse Stock Split being effective prior to the date our common stock is uplisted to the Nasdaq Capital Market, if ever. The reverse stock split is intended to allow us to meet the minimum share price requirement of the Nasdaq Capital Market, of which there can be no assurance. We do not currently meet the uplisting requirements of the Nasdaq Capital Market and may not meet such requirements in the future.

Because the Reverse Stock Split has not been affected to date, and no final Reverse Stock Split ratio has been approved to date, the information set forth in this Report has not been adjusted, retroactively or prospectively, for such Reverse Stock Split.

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

In order to monitor for potential algorithmic drift or hallucinations in our open-source AI products, we have implemented a monitoring framework that tracks key model performance metrics (including accuracy and F1-score - a statistical measure used to evaluate how well an AI model is performing, taking into account precision and recall) and evaluates data distribution shifts against established baselines, utilizing open-source monitoring tools such as Evidently AI and WhyLabs.

We have also taken various steps to help mitigate algorithmic hallucinations, including implementing proactive testing using benchmark datasets (internal) and adversarial red teaming (i.e., deliberately stress-testing a model in order to uncover weaknesses, blind spots, or vulnerabilities) to seek to uncover model weaknesses. We have also established continuous monitoring through real-time observability tools that track confidence scores, user feedback, and seek to track anomaly detection in production. Mitigation involves implementing automated retraining pipelines triggered by performance decay, regularly updating models with fresh, curated data, and employing techniques like continual learning to adapt to new patterns, thereby ensuring the model remains accurate and reliable in a dynamic real-world environment.

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

The Company also operates a Center of Excellence (CoE) for AI & Big Data services to support our software solutions development and sales. It includes a wide-reaching industry engagement initiative to enable co-creation and collaborative software developments. A curated portfolio of significant products is showcased on our website and certain significant products are also marketed through their own dedicated branding with independent web and social media presence.

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $0.20 million and $0.98 million for the three and nine months ended September 30, 2025, compared to September 30, 2024, respectively. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased as of September 30, 2025, compared to December 31, 2024, through our offering of more affordable broadband only service on FTTH and additional broadband revenues of $1.92 million were recorded for the nine months ended September 30, 2025. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in the three and nine months ended September 30, 2025, compared to 2024, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue.

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

Client demos of our Thrivo.AI platform are planned for the fourth quarter of 2025, with a planned commercial launch later in the fourth quarter of 2025, with the ERP integration expected to be finalized in the second quarter of 2026. We currently estimate a cost of $0.2 million to $0.3 million for the E-commerce module (platform) and another $0.5 million to $0.7 million for the retail ERP development completion and integration.

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

We are targeting the fourth quarter of 2025 for the launch of the League/Club/Team/Player Management, Game Day and Scoring part of our sports league management system and the first or second quarter of 2026 for the live streaming, coaching, merchandizing and community management modules of our sports league management system. In the meantime, we plan to begin product demos in the fourth quarter of 2025 across various markets. We estimate the cost of launching this product at between $0.25 million to $0.4 million.

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

Below is a table of quantifying WorldCALL Public’s telecommunications customers for each period presented and information on other telecommunications providers to which it provides services:

Category	September 30, 2025	December 31, 2024	December 31, 2023
Total Telecommunication Customers	3	3	3

The Company also provided telecommunication services to five non-customer operators as of September 30, 2025, December 31, 2024 and 2023, from whom no revenue is recognized by the Company. Instead, these operators function as vendors with whom the Company maintains interconnection arrangements to facilitate seamless communication across networks. Through these arrangements, the Company provides traffic to these operators, which they terminate to the relevant end user. These operators invoice the Company for their interconnect service.

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

Services 2a and 3a are direct fiber connectivity to the end user through Fiber to the Home (FTTH) architecture. Service is charged as per subscription opted by the end user, and includes cable TV and broadband data. Cable TV offerings further include the option for analogue, digital or both services.

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

Service 1 is monitored for volume of traffic and applicable rates. Services 2a, 2b, 2c, 3a and 3b are monitored on a subscriber connected basis.

Services 2d and 3c are monitored for new sales and a Service Level Agreement (SLA) is delivered for existing customers.

Service 4a, for our software development services, the Company charges on a delivery basis with prices for services and products, as per negotiated contract terms with clients.

Service 4b, for software products, the charges are on an annual and/or monthly subscription basis along with options for charging on a per query and/or usage basis.

Recent Events

CricksLab Core Engine Agreement

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

Sale of Convertible Promissory Notes

On September 2, 2025, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased in aggregate $1,400,000 of Convertible Promissory Notes from the Company (the “Convertible Notes”). The Subscription Agreements included customary representations and warranties of the Investors and the Company, and include piggyback registration rights (except in connection with the IPO, discussed below), for a period of one year following the dates of the subscriptions.

The proceeds from this funding are expected to be used to fuel strategic priorities aimed at strengthening the Company’s innovation ecosystem.

The Convertible Notes do not accrue interest unless and until an event of default occurs. Upon the occurrence of an event of default, the amount due under the Convertible Notes bears interest at five percent (5%) per annum, until repaid in full. Any accrued interest, if applicable, is payable on the maturity date or upon conversion of the Convertible Notes, as discussed below. The Convertible Notes are due and payable, unless earlier converted into common stock as discussed below, on September 2, 2027.

The Convertible Notes provide for the automatic conversion of the outstanding principal balance thereof, together with any accrued and unpaid interest, into shares of the Company’s common stock immediately prior to the consummation by the Company of an initial public offering which results in the Company’s common stock being traded on a recognized U.S. securities trading market or exchange, including, but not limited to the Nasdaq Capital Market, Nasdaq Global Market or NYSE American (the “IPO”). The conversion price per share will equal 85% of the per share price to the public in the IPO offering (or, if applicable, 85% of the deemed price of a unit including common stock). The Convertible Notes include customary provisions related to stock splits, combinations, or similar events that proportionately adjust the conversion price.

The Convertible Notes are expressly subordinated to all current and future indebtedness of the Company owed to financial institutions and may be prepaid, in whole or in part, at any time without premium or penalty.

Events of default under the Convertible Notes include, among other things, (i) the Company’s failure to pay principal, interest, or other amounts when due, subject to a ten-day cure period; (ii) the Company’s insolvency, bankruptcy, reorganization, dissolution, or similar proceedings, including the appointment of a custodian, receiver, or trustee for the Company or its assets; or (iii) any action by the Company authorizing or in furtherance of the foregoing. Upon an event of default, unless cured or waived, any holder may declare its Convertible Notes immediately due and payable, and all amounts owed will accrue interest at the default rate described above.

Appointment of President and Consulting Agreement

On September 22, 2025, the Board of Directors of the Company, appointed Frank R. Parrish, III, as the President of the Company, which appointment was effective the same day. In connection with Mr. Parrish’s planned appointment as President of the Company, the Company entered into a Consulting Agreement between the Company and FPIS Consulting LLC (“FPIS”), an entity that is owned and controlled 50% by each of Mr. Parrish and Mr. Iqbal Safdar, a consultant to the Company (the “Consulting Agreement”), dated September 1, 2025. Pursuant to the Consulting Agreement, the Company agreed to engage FPIS to provide the services of Mr. Parrish to the Company.

The Consulting Agreement has an initial term of one year, but renews automatically thereafter for additional one year terms unless either party provides the other notice of non-renewal at least 30 days prior to such renewal date. The Consulting Agreement also requires the Company to recommend to its stockholders that Mr. Parrish be appointed as a member of the Board of Directors of the Company, provided that Mr. Parrish currently only serves as an executive of the Company.

In consideration for services rendered under the Consulting Agreement, the Company agreed to pay FPIS $16,667 per month. Additionally, the Board of Directors may grant FPIS or Mr. Parrish bonuses from time to time in its discretion, in cash or equity and/or increase the compensation payable to FPIS.

The agreement terminates automatically upon the death of Mr. Parrish; at the option of the Company, in the event of the disability of Mr. Parrish (as discussed in greater detail in the Consulting Agreement); at the option of the Company with thirty days’ notice for Cause (as defined below); at the option of the Company with 30 days’ notice, without Cause; by Mr. Parrish or FPIS for Good Reason with 60 days prior written notice; or at the end of the then term. If the Consulting Agreement is terminated, FPIS is due within 30 days of such termination, all accrued compensation and reimbursement for past expenses, and if the Consulting Agreement terminates due to Mr. Parrish’s death or disability, FPIS is also to receive an acceleration in full of all time-based equity awards.  The Consulting Agreement includes customary confidentiality obligations and assignment of inventions requirements of Mr. Parrish.

Under the Consulting Agreement, “Cause” for termination includes Mr. Parrish’s willful misconduct, gross negligence, material dishonesty, criminal conviction for certain offenses, failure to follow lawful directives, violations of material Company policies, breaches of non-solicitation, non-competition, or confidentiality obligations, or any material breach of the Consulting Agreement or other agreements with the Company, in each case subject to a cure period if applicable. “Good Reason” includes a material reduction in title, authority, duties, responsibilities, or pay, a required relocation over 50 miles, or a material breach by the Company of the Consulting Agreement, in each case subject to notice and a cure period by the Company.

Results of Operations

Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024

Net Revenue:  Total net revenue, made up of telecom services, broadband services and technology and other services revenues (each as discussed in greater detail below), was $5.5 million and $5.0 million, for the three months ended September 30, 2025, and 2024, as discussed in greater detail below.

Revenue from telecom services amounted to $4.57 million for the three months ended September 30, 2025, compared to $4.37 million for the three months ended September 30, 2024. This increase of approximately $0.20 million was primarily driven by higher traffic volume in our international termination business, which were 214 million minutes in the three months ended September 30, 2025, up from 182 million minutes during the same period in 2024.

Revenue from broadband services totaled $1.25 million for the three months ended September 30, 2025, compared to $0.25 million in the three months ended September 30, 2024. The $1.00 million increase is mainly attributable to a rise in broadband subscriber growth, with 25,000 new internet connections sold during the three months ended September 30, 2025, compared to the same period in the prior year.

Technology and other services revenue was $0.01 million for the three months ended September 30, 2025, compared to $0.40 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024

Net Revenue: Total net revenue, made up of telecom services, broadband services and technology and other services revenues (each as discussed in greater detail below), was $15.5 million and $13.3 million, for the three months ended September 30, 2025, and 2024, as discussed in greater detail below.

Telecom services-related revenue stood at $12.91 million for the nine months ended September 30, 2025, compared to $11.92 million during the nine months ended September 30, 2024. This increase of approximately $0.99 million was due to an increase of 144 million minutes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Broadband services generated revenue of $2.90 million for the nine months ended September 30, 2025, compared to $0.98 million during the nine months ended September 30, 2024. The increase of $1.92 million is mainly due to 54,000 additional internet service connection sales in the nine-month ended September 30, 2025, compared to the nine months ended September 2024.

Technology and other services revenue was $0.03 million for the nine months ended September 30, 2025, compared to $0.41 million during the nine months ended September 30, 2024.

Non-GAAP (loss) profit from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended September 30, 2025 was $0.24 million, and non-GAAP profit from operations for the three months ended September 30, 2024 was $0.09 million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended September 30, 2025 was $0.01 million, whereas Adjusted EBITDA for the three months ended September 30, 2024 was $0.95 million.

Non-GAAP loss from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the nine months ended September 30, 2025 was $1.66 million, and non-GAAP loss from operations for the nine months ended September 30, 2024 was $(1.48) million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the nine months ended September 30, 2025 was $0.10 million, whereas Adjusted EBITDA for the nine months ended September 30, 2024 was $0.65 million.

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

We realized revenue, Adjusted EBITDA and non-GAAP loss from operations during the periods presented below as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue	$5,540,550	5,017,195	$15,510,338	13,282,159
Adjusted EBITDA	10,295	945,641	97,003	646,188
Non-GAAP (loss)/profit from operations	$(242,232)	87,639	$(1,657,347)	(1,483,538)

Set forth below is a presentation and reconciliation of our non-GAAP loss from operations and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Loss from operations	$(516,438)	$(1,099,408)	$(2,447,344)	$(3,168,968)
Plus, other income	274,206	1,187,047	589,997	1,685,430
Non-GAAP loss from operations	(242,232)	87,639	(1,657,347)	(1,483,538)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$5,540,550	$5,017,195	$15,510,338	$13,282,159
GAAP net loss	(713,086)	(455,818)	(2,948,837)	(3,108,591)
Add back (subtract)
Depreciation and amortization	423,257	744,475	1,499,207	2,232,909
Finance cost	404,095	445,833	1,094,631	1,431,785
Taxation	66,760	97,623	196,858	193,269
Exchange loss	(170,731)	113,525	255,144	(103,184)
Adjusted EBITDA	$10,295	$945,641	$97,003	$646,187

Non-GAAP operating loss is defined as GAAP operating loss plus other income.

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA during the three months ended September 30, 2025 was mainly impacted by the increase in international termination business, broadband services, technology services provided during the period, exchange gain, decrease in depreciation and amortization and reduction in policy rate, whereas loss from operations during the three months ended September 30, 2025 was impacted mainly by exchange gain and reduction in depreciation and amortization.

Adjusted EBITDA during the nine months ended September 30, 2025 was mainly impacted by the increase in international termination business, broadband services, technology services provided during the period, exchange loss decrease in depreciation and amortization and reduction in policy rate, whereas loss from operations during the nine months ended September 30, 2025 was impacted mainly by exchange gain and reduction in depreciation and amortization.

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

Direct operating costs: Direct costs during the three months ended September 30, 2025 were US$ 4.82 million compared to US$ 4.65 million during the three months ended September 30, 2024, an increase of US $0.17 million, compared to the prior year quarter. The increase was primarily due to an increase in interconnect, settlement and other charges and revenue share cost.

Direct operating costs during the nine months ended September 30, 2025 stood at USD $13.86 million compared to USD $12.38 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in interconnect, settlement and other charges, driven by the growth in international traffic volume during the period, and revenue share costs.

Other operating costs: Other operating costs during three months ended September 30, 2025 were US $0.80 million compared to US $0.71 million during the three months ended September 30, 2024, which increase is mainly due to legal and professional charges.

Other operating costs during the nine months ended September 30, 2025 stood at USD $2.11 million, compared to USD $1.72 million during the nine months ended September 30, 2024. The increase in operating costs is mainly due to legal and professional charges.

Depreciation and amortization: Depreciation and amortization during the three months ended September 30, 2025 was $ 0.42 million compared to $0.74 million during the three months ended September 30, 2024. The decrease of $0.32 million was mainly due to the full amortization of one of the intangible assets which was still being amortized in the prior period.

Depreciation and amortization for the nine months ended September 30, 2025 was $1.50 million, compared to $2.23 million for the nine months ended September 30, 2024. The decrease of $0.73 million was mainly due to the full amortization of one of the intangible assets which was still being amortized in the prior period.

Other expenses: Other expenses stood at $0.01 million during the three months ended September 30, 2025 compared to $0.02 million during the three months ended September 30, 2024, which is approximately the same.

Other expenses during the nine months ended September 30, 2025 stood at $0.29 million against $1.2 million. The increase of $0.17 million was mainly due to currency devaluation during the period.

Other income - net: Other income – net was $0.27 million during the three months ended September 30, 2025 compared to $1.19 million during the three months ended September 30, 2024 The decrease is mainly due to income on deposits in the corresponding period of last year.

Other income during the nine months ended September 30, 2025 was $0.59 million compared to $1.69 million during the nine months ended September 30, 2024. The decrease is mainly due to exchange gain and income on deposits in the corresponding period of last year.

Finance cost: The finance cost during the three months ended September 30, 2025 was $0.40 million compared to $0.45 million during the three months ended September 30, 2024, a decrease of $0.05 million. The decrease was due to the decrease in the rate of interest of our debt, which is based on KIBOR, and the resulting decrease in interest payments due thereon.

The finance cost during the nine months ended September 30, 2025 was $1.11 million, compared to $1.43 million during the nine months ended September 30, 2024. The decrease of $0.32 million was due to the decrease in the rate of interest of our debt, which is based on KIBOR, and the resulting decrease in interest payments due thereon.

Taxation: Taxation expense was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Taxation expense was $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Net loss: The Company posted a net loss of $0.71 million during the three months ended September 30, 2025 compared to $0.46 million during the three months ended September 30, 2024.

The Company posted a net loss of $2.96 million during the nine months ended September 30, 2025 compared to $3.11 million during the nine months ended September 30, 2024.

Updates on business plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues delivered quantitative growth during the period. The Company plans to maintain its operations with focus on voice termination into Pakistan as its primary service continuing in 2025.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of September 30, 2025 and December 31, 2024:

	Cash and cash equivalents as of September 30, 2025	Cash and cash equivalents as of December 31, 2024
United States	$173,226	$11,381
United Arab Emirates	$265,823	$439,685
Pakistan	$630,364	$371,185
	$1,069,413	$822,251

We have significant amounts of debt. The principal amount of our debt as of September 30, 2025, was $6.65 million, consisting of $4.22 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.43 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US $5.65 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all.

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

Moving into the fourth quarter of 2025, the Company may seek to raise equity funding through private or public offerings, including as part of its goal to uplist its common stock on the Nasdaq Capital Market, of which there can be no assurance; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We had a working capital deficit of $25.66 million as of September 30, 2025, compared to a working capital deficit of $25.11 million as of December 31, 2024. The Company believes its cash and cash equivalents, which totaled $3,831,192 as of September 30, 2025, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements and debt obligations over the next 12 months and beyond. However, this includes restricted cash of $2,761,779 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our cash, outstanding debt and payables obligations are described in greater detail under “Part I” - “Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements under Notes: 3 (Cash and Cash Equivalents), 4 (Restricted Cash), 6 (Loans and Advances), 11 (Trade and Other Payables), 12 (Current Portion of Non-Current Liabilities), 13 (Accrued Interest), 14 (Short Term Borrowings), 15 (Term Finance Certificates (TFCS)), 16 (Long Term Financing – Secured), 17 (Convertible Loan), and 18 (License Fee Payable).

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,831,192 and $3,455,270 of cash and cash equivalents as of September 30, 2025, and December 31, 2024, respectively, which includes restricted cash of $2,761,779 and $2,633,019 that is not available for immediate ordinary business.

Operating Activities: Net cash generated operating activities for the nine months ended September 30, 2025 was $0.28 million compared to net cash generated from operating activities of $0.39 million for the nine months ended September 30, 2024. The decrease is mainly due to the cash outflow from loans and advances and other payables.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2025, and 2024 was $0.05 million and $0.10 million, respectively. The decrease in cash used in investing activities was primarily due to a decrease in the addition of fixed assets.

Financing Activities: Net cash generated from financing activities was $1.23 million during the nine months ended September 30, 2025, compared to cash used in financing activities of $0.18 million during the nine months ended September 30, 2024. The reason for the increase was primarily relating to the sale of $1.4 million of Convertible Notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, and December 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in compliance with all debt covenants as of September 30, 2025 and December 31, 2024.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of September 30, 2025, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2024 (as described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 19. Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

 Our primary source of telecom revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. Prepaid customers are billed in advance of service delivery, as payments are received upfront before the services are rendered. Prepaid customers are Individual households who subscribe to the Company’s data and cable TV services, without entering into long-term fixed contracts. Invoices for these customers are issued at the beginning of each month, and the arrangements are short-term in nature. A significant portion of our telecom revenue, approximately 84% as of the date of this Report, comes from telecom operators and significant corporate clients that are provided connectivity services by WorldCALL Public on its fiber optic network, which are required to enter into long-term fixed contracts.

WorldCALL Public enters into maintenance service contracts with customers which provide for quarterly maintenance payments to be paid to WorldCALL Public to maintain fiber optic cables. Services to these telecom operators and significant corporate clients are on a postpaid basis, where services are delivered first, and the customers are then invoiced in accordance with the agreed billing cycles stipulated in their respective contracts. Such contracts establish a longer-term relationship and recurring revenue stream for the Company, as compared to the relatively short-term arrangements with prepaid customers who have no fixed contracts. These contracts typically have a term of 20 years, provide for the customer to pay quarterly maintenance payments, provides for the right of either party to terminate the agreement with 60 days’ notice upon a breach of the agreement, if not cured in such period, allows for termination if the counterparty becomes insolvent, goes into liquidation (other than for restructuring), has a receiver or administrator appointed, makes arrangements with creditors, has assets seized, or stops business in a way that affects the other party’s rights. In addition, the customer can end the agreement at any time by giving 90 days’ written notice for any reason or no reason. In that case, WorldCALL Public must refund any unused advance payments made by the customer within 30 days after the notice period ends.

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

We need additional capital which may not be available on commercially acceptable terms, if at all, and a risk exists whether or not WorldCALL Public can continue as a going concern.(*)

We need additional capital to support our operations and to undertake our business plan. We may also require additional funding in the future to support our operations or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing stockholders. The principal amount of our debt as of September 30, 2025, was $6.65 million, consisting of $4.22 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.43 million, of which $4.29 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $0.81 million. Furthermore, we may incur additional debt in the future, and may not have sufficient funds to repay our indebtedness, jeopardizing our business viability. We also borrowed $1.4 million from certain investors and issued those investors the Convertible Notes.

The Company incurred net losses of $3.0 million, $3.1 million, $0.7 million, and $0.5 million, for the nine months ended September 30, 2025 and 2024, and the three months ended September 30, 2025 and 2024, respectively, and $2.9 million during the year ended December 31, 2024 and $8.3 million during the year ended December 31, 2023. The Company had a working capital deficit of $25.66 million as of September 30, 2025 and $25.11 million as of December 31, 2024.

Additionally, WorldCALL Public has incurred recurring losses from operations, has overdue borrowings, and is dependent on continued financial support from its shareholders, including the Company, to meet its obligations. These conditions raise substantial doubt about WorldCALL Public’s ability to continue as a going concern.

These conditions, along with other factors like contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the Company’s and WorldCALL Public’s ability to continue as a going concern and therefore, each may be unable to realize its assets and discharge its liabilities in the normal course of business.

We and WorldCALL Public may not be able to borrow or raise additional capital in the future to meet our or its needs or to otherwise provide the capital necessary to expand our or its operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us or WorldCALL Public on terms that are acceptable. Consequently, we and WorldCALL Public may not be able to proceed with our/its intended business plans. Obtaining additional financing contains risks, including:

•

additional equity financing may not be available to us or WorldCALL Public on satisfactory terms and any equity we or WorldCALL Public are able to issue could lead to dilution for current stockholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us or WorldCALL Public from being able to obtain adequate debt financing; and

•

if we or WorldCALL Public fail to obtain required additional financing to commercialize our or its planned products and grow our or its business, we and WorldCALL Public would need to delay or scale back our and WorldCALL Public’s business plan, reduce our and WorldCALL Public’s operating costs, or delay product launches, each of which would have a material adverse effect on our and WorldCALL Public’s business, future prospects, and financial condition.

Our substantial amounts of indebtedness, a significant portion of which is in default, and debt service obligations could materially decrease our cash flow, which could adversely affect our business and financial condition.(*)

We have substantial amounts of indebtedness and debt service obligations. The principal amount of our debt as of September 30, 2025, was $6.65 million, consisting of $4.22 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.43 million, of which $4.29 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $0.81 million. We also borrowed $1.4 million from certain investors and issued those investors the Convertible Notes.

Some of the agreements under which we borrow funds contain covenants or provisions that impose certain operating and financial restrictions on us, including balance sheet solvency, such as levels or ratios of earnings, debt, equity, and assets and may prevent us or our subsidiaries from incurring additional debt. In addition, capital controls and other restrictions, asset freezes, including limitations on the payment of dividends or international funds transfers, may be imposed in Pakistan, along with punitive taxes and penalties targeted at certain foreign entities which may also impact our liquidity or ability to comply with certain ratios. For example the Third Supplemental Trust Deed entered into by and between WorldCALL Public and trustee named therein, dated September 27, 2018 (the “Third Supplemental Trust Deed”), includes a restriction on the payment of dividends, which prohibits WorldCALL Public from declaring any dividends until all Term Finance Certificates have been paid in full, without the prior written consent of the trustee, and subject to certain other requirements, including WorldCALL Public continuing to meet certain debt service ratios and no event of default having occurred under the Third Supplemental Trust Deed. Involuntary deconsolidation of our Pakistan operations or both would also make it more difficult or impossible to comply with certain of these ratios. Failure to comply with these covenants or provisions, certain of which are already in default, may result in a default or continued defaults, which could increase the cost of securing additional capital, lead to accelerated repayment of our indebtedness (provided that no such indebtedness have been accelerated to date) or result in the loss of any assets that secure the defaulted indebtedness or to which our creditors otherwise have recourse. Such an acceleration of the obligations under one or more of these agreements (including as a result of cross-default or cross-acceleration) could have a material adverse effect on our business, financial condition, results of operations or prospects, and in particular on our liquidity and our shareholders’ equity. In addition, covenants in certain of our debt agreements could restrict our liquidity and our ability to expand or finance our future operations. Additionally, because of our substantial amounts of indebtedness and the limits imposed by our debt obligations, our business could suffer significant negative consequences, such as the need to dedicate a substantial portion of our cash flows from operations to the repayment of our debt, thereby reducing funds available for paying dividends, working capital, capital expenditures, acquisitions, joint ventures and other purposes necessary for us to maintain our competitive position, flexibility, and resiliency in the face of general adverse economic or industry conditions.

Our debt, a significant portion of which is in default,  is secured by security interests.(*)

We have significant amounts of debt. The principal amount of our debt as of September 30, 2025, was $6.65 million, consisting of $4.22 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $2.43 million, of which $4.29 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $0.81 million. We also borrowed $1.4 million from certain investors and issued those investors the Convertible Notes. Certain of these debt facilities are secured by substantially all of our assets and a pledge of the securities of our subsidiaries, and require significant cash to fund principal and interest payments. In the past we have not paid certain amounts of our debt, including under certain term finance certificates. As a result of the above, our creditors, under our secured debt, a significant portion of which is already in default, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could become worthless.

Our telecom revenue performance can be unpredictable by nature, as a large majority of our customers have not entered into long-term fixed contracts with us.(*)

Our primary source of telecom revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. Prepaid customers are individual households who subscribe to the Company’s data and cable TV services, without entering into long-term fixed contracts. Invoices for these customers are issued at the beginning of each month, and the arrangements are short-term in nature. A significant portion of our telecom revenue, approximately 84% as of the date of this Report, comes from telecom operators and significant corporate clients that are provided connectivity services by WorldCALL Public on its fiber optic network, which are required to enter into long-term fixed contracts. WorldCALL Public enters into maintenance service contracts with customers which provide for quarterly maintenance payments to be paid to WorldCALL Public to maintain fiber optic cables. Services to these telecom operators and significant corporate clients are on a postpaid basis, where services are delivered first, and the customers are then invoiced in accordance with the agreed billing cycles stipulated in their respective contracts. Such contracts establish a longer-term relationship and recurring revenue stream for the Company, as compared to the relatively short-term arrangements with prepaid customers who have no fixed contracts. These contracts typically have a term of 20 years, provide for the customer to pay quarterly maintenance payments, provide for the right of either party to terminate the agreement with 60 days’ notice upon a breach of the agreement, if not cured in such period, allow for termination if the counterparty becomes insolvent, goes into liquidation (other than for restructuring), has a receiver or administrator appointed, makes arrangements with creditors, has assets seized, or stops business in a way that affects the other party’s rights. In addition, the customer can end the agreement at any time by giving 90 days’ written notice for any reason or no reason. In that case, WorldCALL Public must refund any unused advance payments made by the customer within 30 days after the notice period ends.

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

We depend significantly upon the continued involvement of our present management. (*)

We depend to a significant degree upon the involvement of our management, specifically, Dana Green, our Chief Executive Officer, and Director, who devotes full-time service to us, Frank R. Parrish, III, our President, who does not work on a full-time basis, and Muhammad Azhar Saeed, our Chief Financial Officer who devotes full-time service to us. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Green and Mr. Saeed. We do not believe that Mr. Green, Mr. Parrish or Mr. Saeed could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Green, Mr. Parrish or Mr. Saeed, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We do not maintain key man life insurance on Mr. Green, Mr. Parrish, Mr. Saeed, or any of our other officers. Should we lose the services of Mr. Green, Mr. Parrish, or Mr. Saeed, and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We also have an active board of directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Members of our board of directors work closely with management. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

We rely on our management and if they were to not devote sufficient time to our company, our business plan could be adversely affected.(*)

As discussed above, we are largely dependent upon the personal efforts and abilities of our existing management, including Mr. Green, Mr. Parrish and Mr. Saeed, each of whom plays an active role in our operations. If such executive officers do not devote sufficient time towards our business, we may not be able to effectuate our business plan, which would have an adverse effect on our financial conditions and results of operations.

Potential or actual conflicts of interest could arise for certain members of our management team that hold management positions with certain of our subsidiaries.(*)

Our officers and directors, including Muhammed Azhar Saeed, our Chief Financial Officer, hold various other directorship and/or management positions with WorldCALL Public, WorldCall Private and FZC. Additionally, our Chief Executive Officer, Dana Green, holds a 10% interest, and formerly served as Vice President of, Satview Broadband Ltd, a cable TV and Broadband company. Mr. Parrish also has other business interests, including real estate, assurance and advisory, corporate, etc.

These other business interests and ownership interests may create a conflict with our interests and those of our minority stockholders. We could compete with our officers and directors’ other business interests for investment capital, technical resources, management time, key personnel and other opportunities; however, we believe those positions and the various other positions our management and board members hold, and any ownership interests held by such persons in companies in our industry, will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ or directors’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers or directors performing services for us and these other entities.

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

The issuance of common stock upon conversion of our Convertible Notes will cause immediate and substantial dilution to existing shareholders.(*)

On September 2, 2025, the Company entered into two Subscription Agreements with two accredited investors, pursuant to which the investors purchased in aggregate $1,400,000 of Convertible Notes. The Convertible Notes do not accrue interest unless and until an event of default occurs. Upon the occurrence of an event of default, the amount due under the Convertible Notes bears interest at five percent (5%) per annum, until repaid in full. Any accrued interest, if applicable, is payable on the maturity date or upon conversion of the Convertible Notes, as discussed below. The Convertible Notes are due and payable, unless earlier converted into common stock as discussed below, on September 2, 2027.

The Convertible Notes provide for the automatic conversion of the outstanding principal balance thereof, together with any accrued and unpaid interest, into shares of the Company’s common stock immediately prior to the consummation by the Company of an initial public offering which results in the Company’s common stock being traded on a recognized U.S. securities trading market or exchange, including, but not limited to the Nasdaq Capital Market, Nasdaq Global Market or NYSE American (the “IPO”). The conversion price per share will equal 85% of the per share price to the public in the IPO offering (or, if applicable, 85% of the deemed price of a unit including common stock). The Convertible Notes include customary provisions related to stock splits, combinations, or similar events that proportionately adjust the conversion price.

The issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders. The availability of shares of common stock upon conversion of the Convertible Notes for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Convertible Notes, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Convertible Notes, then the value of our common stock will likely decrease.

We anticipate effecting a reverse stock split of our outstanding common stock in the future.(*)

We expect that the Reverse Stock Split will increase the market price of our common stock while our stock is trading and enable us to meet the minimum market price requirement of the listing rules of the Nasdaq Capital Market, of which there can be no assurance. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the Nasdaq Capital Market, or if it does, that such price will not be sustained long enough for us to meet the initial listing standards of Nasdaq. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on the NASDAQ Capital Market.

Even if the Reverse Stock Split achieves the requisite increase in the market price of our common stock, there can be no assurance that we will be approved for listing on the Nasdaq Capital Market or able to comply with other continued listing standards of the Nasdaq Capital Market.(*)

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on the Nasdaq Capital Market or maintain a listing of our common stock on the Nasdaq Capital Market.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.(*)

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that will be outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Our Reverse Stock Split may not result in a proportional increase in the per share price of our common stock.(*)

We plan to affect a Reverse Stock Split of our common stock subject to FINRA approval, with the primary intent of increasing the price of our common stock in order to gain compliance with the Nasdaq bid price requirement. The effect of the Reverse Stock Split on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the prices of our common stock immediately after the Reverse Stock Split from the prices for shares of our common stock immediately before the Reverse Stock Split will be maintained for us to regain compliance with the Nasdaq bid price requirement or that the such market prices will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a Reverse Stock Split. If the market price of our common stock declines following the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of our common stock may also be affected by other factors which may be unrelated to the Reverse Stock Split or the number of shares outstanding.

Moreover, because some investors may view the Reverse Stock Split negatively, we cannot assure you that the Reverse Stock Split will not adversely impact the market price of our common stock. Accordingly, our total market capitalization after the Reverse Stock Split may be lower than the market capitalization before the Reverse Stock Split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, which have not previously been disclosed in a Current Report on Form 8-K.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1

Form of Convertible Promissory Note – Convertible Note Offering (September 2025 Private Convertible Note Offering) (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025, and incorporated by reference herein)

10.1

Core Engine Acquisition Agreement dated April 7, 2025, by and between CricksLab L.L.C-FZ and GlobalTech Corporation (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 11, 2025, and incorporated by reference herein)

10.2

Form of Common Stock Subscription Agreement – Convertible Note Offering (September 2025 Private Convertible Note Offering) (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025, and incorporated by reference herein)

10.3♦

Consulting Agreement dated September 1, 2025, by and between GlobalTech Corporation and FPIS Consulting LLC (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 25, 2025, and incorporated by reference herein)

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

♦ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GLOBALTECH CORPORATION

Dated: November 12, 2025	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial/Accounting Officer)

