Form 10-K
period 2025-12-31
GlobalTech Corp
filed 2026-03-31
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 BOR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on OTC Markets as of June 25, 2025, the last trading day before the end of the most recently completed second fiscal quarter, and based on the closing sales price on such date of $1.80, was $33,779,450. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 151,071,091 of Common Stock as of March 23, 2026.

Document Incorporated by Reference: None

We are a controlled company as 58.56% of our issued and outstanding shares are beneficially owned by Babar Ali Syed.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

Part IV

Item 15.	Exhibit and Financial Statements	149

Item 16.	Form 10-K Summary	150

Glossary of Industry Terms

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

 “AI” means artificial intelligence.

“ARD” means annual regulatory dues.

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

“GoP” means the Government of Pakistan.

“ICH” means International Clearing House

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

“PSX” means Pakistan Stock Exchange

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

•	the highly capital-intensive nature of the telecommunications industry, which requires substantial and ongoing expenditures of capital;
•	the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control;
•	increases in license fees;
•	risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended;
•	the loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights;
•	our substantial amounts of indebtedness and debt service obligations;
•	our ability to keep ownership control of Worldcall Telecom Limited;
•	Our ability to keep ownership control of 123 Investments Limited;
•	conflicts of interest;
•	our ability to comply with an extensive variety of laws and regulations;
•	the fact that our operating subsidiaries, assets and certain of our officers and directors are located in Pakistan;
•	the outcome of legal disputes, claims and litigation;
•	our ability to obtain and maintain licenses;
•	economic downturns both in Pakistan and globally, changes in inflation and interest rates, increased costs of borrowing associated therewith and potential declines in the availability of such funding;
•	risks relating to future divestitures, asset sales, joint ventures and acquisitions;
•	future operating results; and
•	other plans, objectives, expectations and intentions contained in this Report that are not historical.

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

General

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it and we have not commissioned any of the market or survey data that is presented in this Report.

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, refer to GlobalTech Corporation, a Nevada corporation and its consolidated subsidiaries. The Company serves as a holding company for its consolidated subsidiaries discussed in greater detail below.

In addition:

•	“Common Shares” refers to shares of our common stock;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

References to “GBP” refer to British Pounds Sterling and references to “Rs” mean the Pakistan Rupee.

Emerging Growth Company

We are an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act (the “JOBS Act”). We will continue to be deemed an emerging growth company until the earliest of:

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”). Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, as amended, which requires the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

Corporate History

GlobalTech Corporation (“us”, “we” or “our”) was formed as a corporation in the state of Nevada on December 12, 2017, with the name Elko Broadband Inc. (“EBI”) to engage in communications and broadband business in the country of Pakistan.

On July 1, 2018, we enacted a “Forward Split” of our common shares, $0.0001 par value (the “Common Shares”), whereby we issued ten (10) Common Shares for each one (1) Common Share outstanding, which increased our outstanding Common Shares from 2,176,307 to 21,763,070 shares.

On December 29, 2025, at a special meeting of stockholders of the Company, stockholders of the Company approved the grant of discretionary authority to the Company’s Board of Directors to (A) approve an amendment to our First Amended and Restated Articles of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-ten, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 29, 2026, and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of common stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares of common stock rounded up to the next whole number (the “Reverse Stock Split”). The Board of Directors has not yet determined a final reverse stock exchange ratio and/or determined whether or not to move forward with a Reverse Stock Split. As a result, this Report has not been updated for any potential Reverse Stock Split.

WorldCall Acquisition

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

In connection with the Reorganization, we acquired the following interests which were owned by WHI at the closing of the Reorganization and we merged with and into WHI, with the Company continuing as the surviving entity.

In connection with the Reorganization, we acquired the following interests which were owned by WHI at the time of closing:

■

100% of Worldcall Services (Private) Limited (“WorldCall Private”), incorporated on October 5, 2009, as a private limited Company in Pakistan under the Companies Ordinance 1984 (Repealed) now Companies Act 2017, facilitates channel placement and ancillary services for WorldCALL Public (defined below).

■

100% of Ferret Consulting F.Z.C. (“FZC”), a limited liability company registered on August 24, 2016, in the Emirates of Ajman, UAE, as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E which serve solely as the holding company for WorldCALL Public.

■

Control of WorldCALL Telecom Limited (“WorldCALL Public”), a publicly-traded company in Pakistan, formed as a Public Limited Company in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017), through the acquisition of WorldCall Private and FZC which own 9.17% and 46.03%, respectively of WorldCALL Public.

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

On April 24, 2024, our Common Shares began being quoted on the OTC Pink market maintained by OTC Markets and March 26, 2026, our Common Shares began being quoted on the OTCQB (venture) market maintained by OTC Markets, provided that only a limited number of our Common Shares have been traded in a very limited and sporadic market to date.

In December 2025, we acquired a 51% interest in Moda in Pelle (defined below), which operates as a women’s footwear, bag and accessories seller in the United Kingdom and Northern Ireland, which acquisition is discussed in greater detail, below.

123 Investments Limited Acquisition

Share Exchange Agreement

On November 25, 2025, we entered into a Share Exchange Agreement (the “Exchange Agreement”), with 123 Investments Limited, a private company registered under the laws of England and Wales (“123 Investments Limited” or “Moda in Pelle”), and Stephen Buck and John Patrick Bywater, the shareholders of Moda in Pelle (the “Shareholders”). Moda in Pelle, through its subsidiaries, is an independent footwear company based in the United Kingdom, which operates a retail brick and mortar as well as e-commerce stores, and they have developed technology solutions to improve sales on e-commerce platforms which include a buyer’s application, and retail and online sales channels. The transactions contemplated by the Exchange Agreement closed on December 15, 2025 (the “Closing” and the “Closing Date”).

Pursuant to the Exchange Agreement, the Shareholders exchanged 51% of the outstanding securities of Moda in Pelle (the “Exchange” and the “Moda in Pelle Stock”) with the Company in consideration for the following, issuable pro rata with each Shareholder’s ownership of Moda in Pelle:

(i) 82,800 shares of then newly designated shares of Convertible Series A Preferred Stock of the Company (the “Series A Preferred Stock”) issued at closing (the “Closing Series A Stock”), each having a deemed value of $100 (the “Agreed Value”);

(ii) 750,000 shares of the Company’s common stock at closing (the “Closing Company Common Stock”, and together with the Closing Series A Stock, the “Closing Shares”);

(iii) up to an additional 9,200 shares of Series A Preferred Stock, issuable by the Company within seven days after the one-year anniversary of the Exchange if, and only if, the Shareholders have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement or that certain Shareholders Agreement entered into between Moda in Pelle, the Company and the Shareholders on November 25, 2025 (the “Holdback Shares”); and

(iv) the right to earn additional consideration of up to $1,000,000 (the “Earnout Consideration”) in the event that both (a) the total EBITDA of Moda in Pelle in the fiscal year ended December 31, 2026 is equal to or greater than £2.5 million; and (b) the total net profit of Moda in Pelle in the fiscal year ended December 31, 2026 is equal to or greater than 1.0 million GBP, based on the financial statements of Moda in Pelle provided to the Company by February 28, 2027; provided that because we did not uplist our common stock to a securities exchange by December 31, 2025, the earnout consideration requirement is deemed automatically met and the Earnout Consideration will be due and payable regardless of the financial results of Moda in Pelle.  The Earnout Consideration may be paid, at the Company’s option, in cash or shares of Company common stock, with the total number of shares of Company common stock issuable to the Shareholders equal to the total amount of Earnout Consideration divided by the average closing price of the Company’s common stock on the last five trading days of calendar 2026, rounded up to the nearest whole share (the “Earnout Shares”).

In addition, we agreed to provide Moda in Pelle with a three-year revolving credit facility of $3,000,000 on arm’s-length commercial terms (the “Credit Facility”), to be made available as soon as practicable but no later than 14 days after funds become available to us. Because the Credit Facility was not made available by January 15, 2026, Moda in Pelle may obtain a similar facility, and we will provide sufficient collateral or security to raise $3,000,000. Additionally, because we failed to provide the Credit Facility by January 15, 2026 (the “Credit Facility Deadline”) and because the Company’s common stock was not listed on the Nasdaq Capital Market; Nasdaq Global Market, or NYSE American (an “Uplisting”) by December 31, 2025, the Shareholders are deemed to have satisfied all requirements for the Earnout Consideration. We have not made any part of the $3 million credit facility available to Moda in Pelle to date as we do not have sufficient cash on hand to make such loan.

Pursuant to the Exchange Agreement, each of the Shareholders agreed that for a period of three years following the Closing, except through Moda in Pelle or its subsidiaries, that neither would compete against the Company in the United Kingdom and such countries of the Middle East as are members of the Gulf Cooperation Council (namely, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates), in connection with any product or service offered by, researched by, or developed by, the Company, Moda in Pelle, or its subsidiaries, at any time during the three years prior to the applicable date of determination, in the software solutions industry.

The Exchange Agreement includes representations and warranties, indemnification obligations, and confidentiality obligations of the parties, customary with a transaction of the size and type as the Exchange Agreement.

The closing of the transactions contemplated by the Exchange Agreement was subject to customary closing conditions including the satisfactory outcome of due diligence by the Company; entry into the Shareholders Agreement, Voting Agreement, and Lock-Up Agreement (discussed below); and the Shareholders’ taking steps to ensure that the board of directors of Moda in Pelle has five members shortly after closing, of whom three will be appointed by the Company and two will be appointed by the Shareholders, all of which have occurred to date and which Closing occurred on December 15, 2025.

Shareholders Agreement

The Exchange Agreement also required that the Shareholders and the Company enter into a Shareholders Agreement, which Shareholders Agreement dated November 24, 2025, was entered into on November 25, 2025, to be effective on the Closing Date, and includes, among other things, the following provisions:

Transfer Restrictions: The Shareholders Agreement prohibits the sale or transfer of any shares of Moda in Pelle without the consent of shareholders who collectively own and can vote more than 75% of all shares of Moda in Pelle (a “Super Majority In Interest”), subject to certain customary exceptions to affiliates of the shareholder who agree to be bound by the Shareholders Agreement.

Buyout Right: The Shareholders Agreement provides the Company with a buyout right beginning on the earlier of (i) the date of any Uplisting and (ii) the date the Credit Facility has been made available to Moda in Pelle, and continuing until the Shareholders hold no shares in Moda in Pelle, exercisable upon written notice from the Company to the Shareholders, which provides the Company the right to purchase all, but not less than all, of the shares of Moda in Pelle then held by the Shareholders (i.e., the 49% of Moda in Pelle retained by such Shareholders following the Closing) for an aggregate cash purchase price equal to the greater of (A) 120% of the Put Option Price and (B) $200,000 for each 1% of the shares of Moda in Pelle acquired.  The Put Option Price means 10% of the sum of (i) 70% of the product of ten (10) multiplied by the earnings before interest, taxes, depreciation and amortization (EBITDA) of Moda in Pelle for the most recently completed fiscal year, and (ii) 30% of the product of fourteen (14) multiplied by the free cash flow of Moda in Pelle for the most recently completed fiscal year.

Put Option: The Shareholders Agreement provides the Shareholders with the right, exercisable during the twenty business days after the annual general meeting of Moda in Pelle in the third financial year following the year in which the Credit Facility is made available to Moda in Pelle (the “Put Option” and the “Put Option Period”), to exchange up to 10% of the shares then held by the Shareholders in Moda in Pelle for shares of the Company’s common stock (with the number of put option shares being equal to (i) the Put Option Price divided by (ii) the greater of (A) the average of the volume weighted average prices (VWAPs) for the ninety days prior to the date of determination; and (B) $2.50, as adjusted equitably for stock splits, stock dividends and recapitalizations. The Put Option is subject to, and can only be exercised if, (i) the Shareholders have converted their entire holding of Series A Preferred Stock of the Company into Company common stock, and (ii) Moda in Pelle has attained at least 75% of each of the following performance targets for the third financial year following the year in which the Credit Facility is made available to Moda in Pelle: (A) revenue of GBP 49 million, (B) EBITDA of GBP 4.897 million, (C) net profit (after tax) of £2.743 million, and (D) free cash (equal to cash flow from operations less capital expenditures) of £3.5 million (the “Performance Targets”), provided that the Performance Targets were automatically reduced by 40% because the Uplisting did not occur on or before December 31, 2025 and the Credit Facility was not provided on or before the Credit Facility Deadline.

Right of First Refusal: The Shareholders Agreement provides each shareholder of Moda in Pelle, subject to certain customary permitted transfer rights, a right of first refusal to purchase any shares of Moda in Pelle which any shareholder desires to transfer, at the price that they are offered to be transferred or (i) the value of the applicable shares mutually agreed upon between the applicable offering shareholder (or his or her representative, as applicable), if any, and Moda in Pelle, or all of the remaining shareholders, as applicable, or (ii) if the applicable parties cannot agree, the value of such shares as determined in good faith by shareholders holding more than 50% of the Moda in Pelle shares.

Other Rights: The Shareholders Agreement includes (i) drag along rights, requiring the Shareholders to be dragged along in any change of control transaction proposed by the Company, but only if the Put Option Period has passed, the Uplisting has occurred, and the Credit Facility has been made available to Moda in Pelle; (ii) tag along rights, allowing the Shareholders to participate in any change of control transaction proposed by the Company, but only if the Put Option Period has passed; and (iii) certain buyout rights in the event of the death or incapacity of an individual shareholder.

The Shareholders Agreement also provides for the business and affairs of Moda in Pelle to be governed by a board of directors consisting of at least five persons, of which three will be appointed by the Company and two will be appointed by the Shareholders. The number of members on the board may be increased (but not decreased) with the consent of a Super Majority In Interest. The initial directors appointed by the Company are Mehdi Mohamed Jawad Abdullah Al Abduwani (a member of the Board of Directors of the Company), Ian Barnett, and Muhammad Azhar Saeed (the Chief Financial Officer of the Company), and the initial directors appointed by the Shareholders are Stephen Buck and John Patrick Bywater, the Shareholders. The Shareholders Agreement also provides that certain transactions involving Moda in Pelle can only be affected with approval of a Super Majority In Interest.

The Shareholders Agreement remains in full force and effect until Moda in Pelle and a Super Majority In Interest, agree in writing to its termination or until the first to occur of (i) offering of shares of Moda in Pelle pursuant to a registration statement effective under the Securities Act; (ii) the purchase by one shareholder of all the issued and outstanding shares of Moda in Pelle; or (iii) the dissolution, bankruptcy or receivership of Moda in Pelle.

The Shareholders, in respect of each year in which Moda in Pelle earns an after-tax net profit, and notwithstanding anything in this Agreement to the contrary, but subject to all applicable laws, be entitled to receive from Moda in Pelle, as a management fee, the sum of five percent (5%) of Moda in Pelle’s net profit, subject to applicable law (the “Management Fee”), provided that such Management Fee shall undergo a reduction of twenty percent (20%), to four percent (4%) of Moda in Pelle’s after-tax net profit, in the event the Shareholders’ collective shareholding in Moda in Pelle drops to equal or less than forty percent (40%) of the total shares, and shall undergo further proportionate reductions for every drop in the Shareholders’ collective shareholding in Moda in Pelle up until the level of a thirty-four percent (34%) ownership interest therein (i.e., will drop by 1/6th for each decrease in ownership of the Shareholders below forty percent (40%), and the Shareholders shall no longer be entitled to receive any Management Fee from Moda in Pelle if their collective shareholding in Moda in Pelle falls below the thirty-four percent (34%) level). No Management Fee shall be due, or earned, by any Shareholder, following any applicable date that (i) the Performance Targets are not met as of the end of the third (3rd) financial year following the date that the Credit Facility is made available to Moda in Pelle; or (ii) any Shareholder is in breach of any term or condition of any of the agreements entered into in connection with the Exchange Agreement.

Voting Agreement

The Exchange Agreement also provided that the shareholders of the Company, including the Shareholders and our majority shareholders, Babar Ali Syed and Muhammad Azhar Saeed, who held 58.69% and 18.87% of the Company’s outstanding shares of common stock, respectively, as of the parties’ entry into the Voting Agreement, would enter into a Voting Agreement, which was entered into on November 25, 2025.  Pursuant to the Voting Agreement, the Shareholders appointed the Majority Shareholders with a power of attorney and irrevocable proxy to vote all shares of Company securities held by the Shareholders from time to time (including Series A Preferred Stock and Company common stock received pursuant to the Closing of the Exchange Agreement) until the earlier of (i) January 1, 2029, (ii) the date that the Shareholders hold no shared of Company securities, or (iii) the date on which the Majority Shareholders have notified the Shareholders that the Voting Agreement has been terminated. The Voting Agreement also prohibits the Shareholders from selling, transferring, or pledging Company securities without the consent of the Majority Shareholders or in violation of the Lock-Up Agreement (discussed below).

Lock-Up Agreement

The Exchange Agreement also required the Shareholders to enter into a Lock-Up and Leak-Out Agreement with the Company, pursuant to which the Shareholders agreed not to directly or indirectly transfer or pledge any shares of Company common stock issuable upon conversion of the Series A Preferred Stock for a period of two years after such conversion, without the prior written consent of the Company,  except that any Shareholder may transfer: (a) up to 7.5% of such Shareholder’s then individual shareholding in the Company’s common stock in any rolling period of three (3) consecutive months, and (b) subject to such Shareholder transferring a total of no more than thirty percent (30%) of such aggregate shareholding during the entirety of the two year period (based on the original shares issued upon conversion of the Series A Preferred Stock), subject to certain customary exceptions.

Convertible Series A Preferred Stock

On November 25, 2025, the Company designated 92,000 shares of Series A Preferred Stock on November 25, 2025. The Series A Preferred Stock does not accrue or participate in any dividends. In the event of a liquidation, dissolution, or winding-up of the Company, the holders are entitled to a liquidation preference equal to the greater of the $100 stated value per share or the amount they would receive if fully converted to common stock immediately prior to liquidation, distributed ratably if assets are insufficient, and paid prior to any distribution to any junior stock (including the common stock). Conversion rights include the right to convert the Series A Preferred Stock into common stock during a 60-day period beginning on March 31, 2026 (or June 1, 2026, if an uplisting application is pending), during which holders may convert shares into common stock at the Stated Value divided by the greater of $2.00 or 80% of the initial uplisting sales price on Nasdaq Capital Market, Nasdaq Global Market, or NYSE American, adjusted for stock splits or dividends, with fractional shares rounded up. The Series A Preferred Stock automatically converts into common stock on the earlier of uplisting approval or the end of the optional conversion period, using similar pricing formulas, with a floor of $2.50 for conversions at the period’s end if no uplisting has occurred.

The Series A Preferred Stock carries no voting rights except for certain customary protective provisions, which require majority holder approval for actions such as amending the Series A designation, altering authorized shares (except by redemption or conversion), authorizing new senior or adversely affecting stock, effecting exchanges into Series A Preferred Stock shares, or issuing additional Series A Preferred Stock shares beyond the Exchange Agreement terms. Increases in authorized common or junior/pari passu preferred stock are not deemed adverse to the rights of the Series A Preferred Stock. The shares have no redemption rights.

Corporate Structure

*MIP Store 1975 Limited has 14 wholly-owned subsidiaries, incorporated on September 30, 2025.

We own 55% of WorldCALL Public through our 100% ownership of WorldCall Private (which owns 9.17% of WorldCALL Public) and FZC (which owns 46.03% of WorldCALL Public). WorldCALL Public in turn owns 100% of Route 1 Digital (Private) Limited. Around 45% of the shares of WorldCALL Public are held by public shareholders in Pakistan.

WorldCALL Public’s ordinary shares trade on the Pakistan Stock Exchange (PSX) under the symbol “WTL”.

We own 51% of 123 Investments Limited.

Description of GlobalTech Corporation and WorldCALL Public’s Operations

Corporate Law of Pakistan

Under Pakistan’s Companies Act, 2017, and WorldCALL Public’s organizational documents, WorldCALL Public’s shareholders elect its Board of Directors at annual meeting of shareholders. Its Board of Directors consists of Abbas Raza (CEO), Mehdi Mohamed Jawad Abdullah Al Abduwani (Chairman), Syed Salman Ali Shah, Muhammad Shoaib, Babar Ali Syed, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, and Tariq Hasan. As majority shareholders of WorldCALL Public, we determine the outcome of its board of directors and any corporate transactions including mergers, acquisitions, dividends, and any dissolution. As an owner of WorldCALL Public, we receive 55% of the share of its profits or losses.

Corporate Law of United Kingdom

United Kingdom’s (UK) Companies Act 2006 and Moda in Pelle’s Articles of Association provide for Moda in Pelle elect its Board of Directors at general meetings. The current Board of Directors comprises Muhammad Azhar Saeed, John Patrick Bywater, Stephen Andrew Buck, Mehdi Mohamed Jawad Abdullah Al Abduwani and Ian Alfred Barnett. GlobalTech Corporation holds 51% of the issued share capital and voting rights of Moda in Pelle and is therefore classified as a Person with Significant Control. As the majority shareholder, GlobalTech Corporation is able to exercise decisive influence over shareholder resolutions, including the appointment and removal of directors and the approval of matters reserved to shareholders, in accordance with applicable law and Moda in Pelle constitutional documents. GlobalTech Corporation is entitled to participate in the profits and losses of Moda in Pelle in proportion to its shareholding.

Our Business Operations and Services

Our 55% owned subsidiary WorldCALL Public’s Long Distance & International (“LDI”) network provides local and international interconnect services (connections between telecom service operators) to its customers in Pakistan. WorldCALL Public also provides digital television, analog cable television, broadband internet services in Pakistan and technology services outside Pakistan. WorldCALL Public is also engaged in the development of software products and solutions that are offered as standalone service offering to clients.

We sell our digital television, analog cable television, broadband internet and technology services to consumers and businesses.

Our subsidiary company 123 Investments Limited operates with a brand name of Moda in Pelle, which focuses on premium footwear brands. The group provides design-led, high-quality footwear products through multi-channel retail and e-commerce to its customers. Its proprietary technology platforms provide operational, analytical, and customer engagement services to its trading subsidiaries.

Strategic Priorities

Our strategic priorities for business expansion include:

•	Investment in our holding companies with a goal of growing revenues, including plans to:

o	Enable new technology with the goal of growing operations.

o	Raise funding to facilitate core business growth.

o	Instilling a culture of business and operational excellence.

o	Expand our business into new markets and products.

•

Development and commercialization of technology platforms and products incorporating Artificial Intelligence and Big Data into our technology framework, seeking to obtain a competitive advantage. Segment engagement criteria is expected to be captured as follows:

o	Identify sizable market with robust credentials for future growth and with existing products and offerings that are operating on an older technology framework.

o	Identify and well-define market requirements, with no specific barriers for new entrants.

o	Access requisite technology resources for product development and management.

•

Acquisition of companies and products with scalable business models that can extract maximum benefit from the new technological landscape, including AI, Big Data, and Virtual Reality. We plan to seek out companies and/or products that have:

o	An established credible brand image and performance credentials in their respective domestic markets.

o	Technological excellence at the core of their business that can be further upgraded and developed for commercial offerings by a new technology stack.

o	Possible significant growth potential through access to growth capital and technology excellence.

•	Maximizing investor returns through diligent execution and continuous optimization while ensuring ethical and responsible innovation at the core of all our actions and plans.

•	Developing a talent pipeline to support and sustain our tech initiatives.

•	Expanding globally and forging strategic partnerships to share the fruits of success.

Technology Services and Products

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

Below is a table of quantifying WorldCALL Public’s telecommunications customers for each period presented and information on other telecommunications providers to which it provides services:

Category	December 31, 2025	December 31, 2024	December 31, 2023
Total Telecommunication Customers	3	3	3

The Company also provided telecommunication services to five non-customer operators as of December 31, 2025, December 31, 2024 and 2023, from whom no revenue is recognized by the Company. Instead, these operators function as vendors with whom the Company maintains interconnection arrangements to facilitate seamless communication across networks. Through these arrangements, the Company provides traffic to these operators, which they terminate to the relevant end user. These operators invoice the Company for their interconnect service.

Broadband Services

WorldCALL Public’s broadband services include digital television, analog cable television, and broadband internet services.

Broadband makes it easy to transfer heavy data, send/receive large emails, download music, and view videos online. According to Media Partners Asia, WorldCALL Public is one of the largest Cable Television operators in Pakistan.

■

Digital Television Services: For digital television services, WorldCALL Public provides a Set-top box for digital signal, which is a converter box that converts an encrypted signal from our central office to the customer’s location where the signal is provided to the customer’s television. Our digital television offers more than 200 channels, providing a television entertainment experience with sharper images, vibrant colors, and stereo sound. We presently have approximately 128,000 customers for our digital television at a monthly cost of between $0.20 to $8.00 per month, which includes Internet and digital television.

■

Analog Cable Television Services: For analog television services, WorldCALL Public provides a coaxial connection, which is directly connected to the customer’s television. Our analog cable television offers 80+ crystal clear channels, including a wide assortment of satellite and in-house channels with a wide range of movies, news, and documentaries. We presently have approximately 490,000 customers for our analog television at a monthly cost of between $0.20 to $8.00 per month. This does not include Internet.

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

Long Haul and Metro Fiber

WorldCALL Public has deployed approximately 1,900 kilometers (1,180 miles) of metro fiber in 20 cities across Pakistan to provide its customers with internet and television service. The metro fiber network is located in dense urban centers, giving it a considerable advantage in service activation and last mile connectivity to market. WorldCALL Public has an advantage over its competitors because WorldCALL Public uses its own fiber network to transmit data and provide its broadband services to its customers, whereas competitors lease fiber from other entities, including WorldCALL Public, and then build their network to offer services to end users.

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

Retail footwear

The Company through its subsidiary 123 Investments Limited is engaged in women footwear business through retail and e-commerce operations.

Summary Table for Services offered

No.	Service	Service Area	End-Consumer
1	Long Distance and International (LDI)	National
1a	Bulk Sales		Telecom Operators
1b	Call termination charged per minute		Telecom Operators
2	Broadband
2a	Fiber to the Home (FTTH)	Lahore	Corporate/Residential
2b	Hybrid Fiber Coaxial (HFC)	Lahore / Karachi / Islamabad	Residential
2c	Affordable Broadband	Lahore / Karachi / Islamabad	Resellers/Residential
2d	Fiber Optic connectivity		Telecom Operators/ Corporate
3	Cable TV
3a	Analog and Digital Service (FTTH)	Lahore	Corporate/Residential
3b	Analog and Digital Service (HFC)	Lahore / Karachi / Islamabad	Residential
3c	Analog and Digital Service (Fiber Optic)	Lahore / Karachi / Islamabad / Multan / Faisalabad	*Local Cable Operator/ Local Loop Operator
4	Technology Services	International	Non-Residential
4a	Backing software	International	Non-Residential

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

Prepaid and Post-Paid Customers

Our primary source of telecom revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. Prepaid customers are individual households who subscribe to the Company’s data and cable TV services, without entering into long-term fixed contracts. Invoices for these customers are issued at the beginning of each month, and the arrangements are short-term in nature. A significant portion of our telecom revenue, approximately 79% for the year ended December 31, 2025 comes from telecom operators and significant corporate clients that are provided connectivity services by WorldCALL Public on its fiber optic network, which are required to enter into long-term fixed contracts. WorldCALL Public enters into maintenance service contracts with customers which provide for quarterly maintenance payments to be paid to WorldCALL Public to maintain fiber optic cables. Services to these telecom operators and significant corporate clients are on a postpaid basis, where services are delivered first, and the customers are then invoiced in accordance with the agreed billing cycles stipulated in their respective contracts. Such contracts establish a longer-term relationship and recurring revenue stream for the Company, as compared to the relatively short-term arrangements with prepaid customers who have no fixed contracts. These contracts typically have a term of 20 years, provide for the customer to pay quarterly maintenance payments, provides for the right of either party to terminate the agreement with 60 days’ notice upon a breach of the agreement, if not cured in such period, allows for termination if the counterparty becomes insolvent, goes into liquidation (other than for restructuring), has a receiver or administrator appointed, makes arrangements with creditors, has assets seized, or stops business in a way that affects the other party’s rights. In addition, the customer can end the agreement at any time by giving 90 days’ written notice for any reason or no reason. In that case, WorldCALL Public must refund any unused advance payments made by the customer within 30 days after the notice period ends.

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

Our core focus for software development is on regulatory compliance assurance (including risk mitigation solutions), integrated e-commerce with Enterprise Resource Planning (ERP) offerings and big data platforms. We believe our focus areas for software development have robust market credentials in terms of existing market and good future growth potential down the line. We believe that a major part of our existing market in these target segments will need to migrate to better, faster and more cost-efficient offerings developed using the latest technology stack. We believe that our focus areas represent significant opportunity as a major portion of the current market is serviced by technology products that are not AI ready or enabled and would need significant development to transform into a more competitive product.

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

Telecom, Broadband and Cable TV Operations

Long Distance and International Operations

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $1.38 million in 2025 compared to 2024. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased in 2025 through our offering of more affordable broadband only service on FTTH and additional revenues of $0.35 million were recorded in 2025. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in 2025 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue. Additionally, the decrease in Cable TV customers is mostly on account of disengagement and conversion of Cable TV connectivity to broadband reseller bandwidth which is offered to the same customers. There was minimal to no impact on the service revenue from this transition.

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $1.41 million in 2025, compared to 2024. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare has been developed, focusing on subscriber billing for the cable industry and is being launched in US market.

Moving forward we expect revenue contributions from technology operations and services to increase significantly.

Our technology services and products which we believe are ready for market deployment include:

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

CADNZ, is designed to support future AI features, but does not currently contain any such AI features and as such is not classified as an AI-powered product. The structure of CADNZ allows for the integration of AI engines in the future to improve features and productivity. However, these AI services may or may not be provided, depending on the client's choice.

The estimated market size of the global digital lending market was $11.3 billion in 2022 and is expected to grow to $30.8 billion in 2030, according to a May 2022 report by Vantage Markets Research entitled “Digital Lending Market Growth and Trends | Insights & Forecast 2025-2035 by Offering (Solutions, Services), by Deployment Mode (Cloud, On-premises), by End User (Banks, Credit Unions, NBFCs), by Region (North America, Europe, Asia Pacific, Latin America, Middle East & Africa”.

The Company hopes to launch CADNZ commercially during the second quarter of 2026.  Client demos are already in progress and the Company believes that the product is deployment ready. Enhancements are planned post commercial activation and work on the same has already been initiated. At present, the primary focus is on execution of go-to-market plan. The Company estimates $0.5 million to $0.7 million as the costs to be incurred for commercial activation focused on client on-boarding.

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

According to an August 2023 report by Markets and Markets, the total e-commerce platform market size is projected to grow from $7.1 billion in 2023 to $13.5 billion in 2028.

Client demos of our Thrivo.AI platform are planned for the second quarter of 2026, with a planned commercial launch in the second quarter of 2026, with the ERP integration expected to be finalized in the second quarter of 2026.  We currently estimate a cost of $0.2 million to $0.3 million for the E-commerce module (platform) and another $0.5 million to $0.7 million for the retail ERP development completion and integration.

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

To ensure an earliest possible time to market for this product, the Company recently acquired a core software platform, the “CricksLab Core Engine” from CricksLab L.L.C-FZ, as discussed below. The acquisition of the core engine delivers core functionalities and Company is focused on developing an application layer for the baseball and softball. The acquired SLMS provides all functionalities related to player, team, league and tournament management. It also includes functionalities of live broadcasting (Video and Scoring), statistics and scoring. CricksLab platform is used by national cricket boards of Italy, Kuwait, Qatar and Pakistan for national management of cricket. Under the acquisition agreement, CricksLab is committed to fully supporting product development on the acquired platform.

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

According to a report updated in January 2025, by Fortune Business Insights entitled “Sports Management Software Market Size, Share & Industry Analysis, By Deployment (Cloud and On-premise), By Application (Player & Team Management, Event & League Management, Fan & Customer Engagement, and Ticketing & Sponsorships), By End-User (Team, Sports Association, Event Organizers and Tournament Hosts, Sponsors & Marketers, Media & Broadcasters, and Others), and Regional Forecast, 2026–2034”, the global sports management software market size was estimated to be valued at $312 million in 2024, and to grow to $1.25 billion by 2032.

We are targeting the second quarter of 2025 for the launch of the League/Club/Team/Player Management, Game Day and Scoring part of our sports league management system and the first or second quarter of 2026 for the live streaming, coaching, merchandizing and community management modules of our sports league management system. In the meantime, we plan to begin product demos in the second quarter of 2025 across various markets. We estimate the cost of launching this product at between $0.25 million to $0.4 million.

We expect to generate ongoing monthly subscriptions revenues with annual contracts for basic services, and additional fees for activation of enhanced features of our sports league management system.

CricksLab Acquisition Agreement

On April 7, 2025, we entered into a Core Engine Acquisition Agreement (the “CricksLab Agreement”) with CricksLab L.L.C-FZ.

Pursuant to the CricksLab Agreement, CricksLab (1) agreed to sell us a copy of their core engine, i.e., the proprietary software, system and solution developed and owned by CricksLab, used to develop, run and operate a cricket management and livestream platform (the “Platform”), including but not limited to source code, object code, algorithms, libraries, and documentation which was developed for the “Sports League Management System” (SLMS) (the “Core Engine”); and (2) agreed to provide us an irrevocable, perpetual, worldwide, royalty-free, and transferable license to use, modify, create adapt, distribute, commercially exploit and sublicense the Core Engine for the purpose of developing, deploying, and operating software platforms for various sports, including but not limited to, baseball, softball and other variants, and other sports and gaming applications, except Cricket (the “CricksLab Use”), but including gaming, sports simulations, entertainment, AI, and other related technologies (the “License”). The Core Engine is currently utilized as the core software for CricksLab’s service platform “CricksLab”. CricksLab is in commercial use for cricket league management by national cricket boards of Qatar, Kuwait, Italy and Pakistan.

The sale of the Core Engine and the License granted to the Company under the CricksLab Agreement included the following rights, all of which are worldwide, perpetual, irrevocable, and exclusive as to baseball, softball and other variants of bat and ball sports other than Cricket (the “GTC Use”), and non-exclusive as to every other use, other than the CricksLab Use (which shall be exclusive to CricksLab). The Company’s use of the Core Engine includes all functionalities related to player, team, league and tournament management. It also includes functionalities of live broadcasting (Video and Scoring), statistics and scoring.

The consideration for the acquisition of the Core Engine and License was 10,000,000 shares of common stock, which had an agreed upon value of $10,000,000.

The CricksLab Agreement includes provisions providing for CricksLab’s right to continue to use the Core Engine for its internal business operations and allow CricksLab to sell, license, or transfer the Core Engine to third parties, provided that such use or sale: does not violate the non-compete clause of the agreement (discussed in greater detail below); does not conflict with the GTC Use; does not affect or restrict our rights, usage, or ownership of the Core Engine in any manner, including, but not limited to the License; and that CricksLab ensures that any third party to whom the Core Engine is sold, licensed, or transferred is bound by terms no less restrictive than the Non-Compete Clause. The “Non-Compete Clause” prohibits CricksLab, indefinitely, from directly or indirectly, selling, licensing, transferring, developing, marketing, or otherwise providing any platform or solution that relates to the GTC Use or that competes with the platforms the Company intends to develop using the Core Engine. CricksLab is also prohibited under the agreement from engaging in any commercial activities—including sales, licensing, marketing, or pitching—related to baseball, softball, or similar platform development within the United States, Mexico, Japan, or any other jurisdiction where we currently operate or have announced plans to operate. We also agreed to not directly or indirectly engage in development of the Core Engine related to the CricksLab Use.

We acquired the Core Engine from CricksLab initially to develop platforms for management and live streaming of baseball, softball and other variants of bat and ball sports other than Cricket, to benefit various stakeholders, including associations, broadcasters, clubs, academies, leagues, TV studios, players, analysts, and fans. The platform is expected to support international-quality matches, live streaming, AI-powered news feeds, stories and blogs, social media automation and fan engagement features like “Guess & Win” contests. The Company is already engaged in development of an application layer for a similar team sport and plans to incorporate additional features relating to video analytics and live streaming, merchandizing, much wider social media engagement automations, and community engagement services to benefit end-users.

The CricksLab Agreement includes (i) customary covenants of each of the parties and confidentiality requirements; and (ii) customary indemnification requirements of the parties.

The transactions contemplated by the CricksLab Agreement closed on April 7, 2025.

AI Models

All of our AI models are developed using open-source Python libraries and are rigorously tested before use. Ethical AI practices are central to this platform, including fairness testing, bias mitigation, and transparency in consent processes. The AI models also generate documentation to explain the insights they provide, ensuring users can make informed decisions while staying compliant with regulations and ensuring fairness.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

Our business is not seasonal.

Status of any Publicly Announced New Product or Service

We have no publicly announced new product or service.

Competitive Business Conditions

For each segment of business operations, we have a different competitive landscape with the following identified competitors.

Competition—Broadband/Internet in Pakistan

The following table shows our and our competitors’ respective customers for Broadband services in Pakistan as of March 26, 2026:

Operator	Customers
WorldCALL Public	128,000
Pakistan Telecommunications Company Limited (“PTCL”)	850,000
Cybernet (PVT) Limited	99,000
Transworld Associates	46,000
Nayatel (Pvt) Limited	23,000
Multinet (Pvt) Limited	30,000
Wateen (Pvt) Limited	7,000

In major metropolitan areas, for our Broadband and cable television services, we compete with two or three operators servicing a specific housing development. WorldCALL Public has transitioned to IP transit wholesale operations and future projections remain positive on account of the unserved or under-served market with good growth potential. WorldCALL Public was awarded the prestigious “Consumers’ Choice Award” for “Best Affordable Broadband Service” from 2022 to 2025.

Competition—Cable Television in Pakistan

The following table shows our and our competitors’ respective customers for digital and analog cable television service in Pakistan as of March 26, 2026:

Operator	Customers
WorldCALL Public	490,000
Pakistan Telecommunications Company Limited (“PTCL”)	90,000
Cybernet (PVT) Limited	65,000
DG Cable (Consortium)	500,000
Solo Cable (Consortium)	650,000

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

Patents and Trademarks

We do not hold any patents. World Call Public holds a trademark registered with The Trademarks Registry, Karachi, Government of Pakistan, including the “WorldCall logo”. We also rely on trade secret protection for our confidential and proprietary information. 123 Investments Limited hold two brand names, one is 123 and the other is Bsoleful.

Employees

We have 459 full-time and 0 part-time employees as of February 28, 2026 as follows:

WorldCALL Telecom Limited	Full-Time (228)	Part Time (-)
Sales & Technical	119	-
Administrative	101	-
Management	8	-

Worldcall Services (Private) Limited	Full-Time (9)	Part-Time (-)
Sales	-	-
Administrative/Management	9	-

Ferret Consulting	Full-Time (2)	Part-Time (-)
Sales	-	-
Administrative/Management	2	-

123 Investments	Full-Time (220)	Part-Time (-)
Sales & Marketing	170	-
Supply Chain & Operations	32	-
IT & Technical	7	-
Administration & Management	11	-

GOVERNMENT APPROVALS

WorldCALL Public is fully licensed and registered with the following bodies:

■	Pakistan Telecommunications Authority (PTA) for Telecom and Broadband Service
■	Pakistan Electronic Media Regulatory Authority (PEMRA) for its Cable Television services.
■

Pakistan Software Export Board Call Center, Software Development and IT Services (PSEB) for whitelisting, software development for deployment to customers that require specific fiber optic transport and internet connectivity services.

■	National administrative bodies National Highway Department, Pakistan Ministry of Defense, and Ministry of Communications for Fiber Optic network deployment for its Broadband services.
■	Local governments in Pakistan for Right of Ways (ROW) for its Broadband, Digital Cable and analog television services.

All of our telecom and cable television operations are conducted through WorldCALL Public which holds the following licenses:

Type of License	Regulatory Authority	License Fees 12/31/2025	License Fees 12/31/2024	Renewal
Telecommunications and Broadband (1)	Pakistan Telecommunication Authority (the “PTA”)	$-	$30,868	Under process

Cable Television (2)	Pakistan Electronic Media Regulatory Authority (“PEMRA”)	$63,631	$61,794	2024-2027

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

Services	License	Expiration
Long Distance and International (PTA)	Nationwide	2024 (Renewal application under process)
Local Loop (PTA)	Lahore and Karachi	2024 (Renewal application under process)
Cable TV	Islamabad/Rawalpindi	2024 (Renewal application under process)
Cable TV	Lahore	2025 (Renewal application under process)
Cable TV	Karachi	2027

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

Description of Moda in Pelle’s Operations

Overview

123 Investments Limited is the holding company of Moda in Pelle, a British women’s footwear and accessories business that has evolved over nearly five decades from a single independent shoe store into a national, omnichannel brand with a diversified product portfolio, loyal customer base, and what we believe is a scalable digital platform.

The Moda in Pelle story began in 1975, when founder Stephen Buck opened a small footwear store in Leeds, Yorkshire, England, inspired by Italian craftsmanship and a belief that women’s shoes could combine elegance, comfort, and quality at accessible price points. At a time when much of the UK footwear market was fragmented and locally focused, Moda in Pelle differentiated itself through design-led collections, premium leather materials, and a consistent aesthetic that was designed to resonate with British women.

What began as a single-location retail operation gradually expanded into a multi-store presence, as customer demand grew. By the late 1990s and early 2000s, the brand had successfully transitioned from an owner-operated retailer into a recognized national name, expanding through wholesale partnerships, department store concessions, and an increasing footprint in prime UK retail locations.

Over the decades, Moda in Pelle has navigated multiple retail cycles including shifts in consumer fashion preferences, economic downturns, and structural changes in traditional UK brick-and-mortar chains. Rather than pursuing rapid, debt-driven expansion, the business adopted a measured growth philosophy, prioritizing brand integrity, product quality, and customer loyalty.

This disciplined approach allowed Moda in Pelle to:

•	Sustain operations through periods of retail contraction;

•	Retain a loyal, repeat customer base; and

•	Preserve pricing power in the mid-to-premium footwear segment.

Management believes that the brand’s longevity is a direct result of its ability to evolve while remaining true to its core identity: fashion-forward design without compromising comfort or craftsmanship.

The most transformative phase in Moda in Pelle’s journey began in the 2010s, as consumer purchasing behavior shifted rapidly toward online channels. Anticipating this change, Moda in Pelle invested early in in-house retail technology, inventory visibility, and digital customer engagement tools. These investments enabled Moda in Pelle to scale its direct-to-consumer e-commerce platform while maintaining tight control over stock, pricing, and brand presentation.

By the early 2020s, the business had successfully repositioned itself as a digitally enabled omnichannel retailer, with sales increasingly balanced between physical retail and online channels. Currently approximately 50% of revenue is generated through physical stores and concessions and 50% through digital and partner channels, demonstrating the successful integration of traditional retail strengths with modern e-commerce capabilities.

Today, Moda in Pelle operates at a scale that management believes positions it as a meaningful participant in the UK women’s footwear market. Unlike many fashion retailers that rely on heavy promotional activity or rapid inventory turnover, Moda in Pelle employs a test-and-repeat buying model and disciplined inventory planning. This approach better enables the business to respond to customer demand in-season, reduce markdown exposure, and protect gross margins.

With nearly 50 years of operating history, an email list exceeding 500,000, and proprietary retail technology developed over decades, Moda in Pelle believes it has transitioned from a founder-led retailer into a scalable brand platform.

The next phase of Moda in Pelle’s journey is focused on:

•	Expanding digital reach and personalization;

•	Selective store and concession growth in high-quality locations;

•	International expansion through capital-light channels; and

•	Leveraging data and technology to deepen customer relationships.

Management believes Moda in Pelle’s transformation from a single Leeds store into a national omnichannel brand, demonstrates its ability to adapt, endure, and grow, positioning the business not as a legacy retailer, but as a heritage brand entering its next chapter.

Moda in Pelle’s strategy is to balance brand‑led physical retail with scalable digital and partner‑led channels, while maintaining pricing discipline and operational control across its portfolio.

Moda in Pelle’s Product Range

Moda in Pelle offers a broad and carefully balanced product range designed to meet the lifestyle needs of modern women, while remaining consistent with the brand’s premium positioning and design ethos. Moda in Pelle’s product portfolio spans footwear and accessories, structured to deliver both commercial resilience and fashion relevance across seasons, occasions, and customer preferences. Management believes this diversity underpins consistent demand, reduces reliance on any single category, and supports repeat purchasing behavior.

The product mix is deliberately weighted toward core footwear categories, with an emphasis on everyday wearability complemented by fashion-led and occasion-specific styles. The portfolio reflects a balance between casual and smart footwear, enabling the brand to capture demand across work, leisure, travel, and social use cases.

Footwear Categories and Product Mix

Moda in Pelle’s footwear offerings represent the majority of product sales and are diversified across multiple core categories:

•	Short Boots

Short boots represent the largest single category within the product range. This category has historically benefited from strong year-round demand, with heightened performance during autumn and winter seasons. Styles range from casual ankle boots to more refined silhouettes suitable for work and evening wear, reflecting Moda in Pelle’s ability to combine comfort with contemporary design.

•	Trainers

Trainers have become a core growth category, reflecting broader consumer shifts toward casualization and comfort-led fashion. Moda in Pelle’s trainers combine premium materials, elevated design details, and wearable silhouettes, with the goal of positioning them distinctively within the mid-to-premium market. This category supports cross-seasonal sales and attracts both existing customers and new, style-conscious consumers.

•	Sandals

Sandals form a significant seasonal category, performing strongly during spring and summer months. The range includes casual flats, platform styles, and more refined designs, enabling the brand to maintain relevance across holiday, leisure, and everyday use.

•	Shoes

The shoes category includes loafers, heels, and smart casual styles. While representing a smaller proportion of the overall mix, this category plays a key role in reinforcing Moda in Pelle’s heritage in classic, elegant footwear and serves customers seeking polished, versatile designs.

•	Long Boots

Long boots are a strategically important seasonal category, contributing to higher average selling prices and reinforcing the brand’s premium credentials. These products typically feature higher material input and craftsmanship, aligning closely with the brand’s heritage positioning.

•	Bags and Accessories

Bags and accessories complement the footwear range and support outfit-building and cross-selling opportunities. While representing a smaller share of total sales, this category enhances brand lifestyle appeal and increases basket size, particularly in digital channels.

Casual vs. Smart Positioning

Across all categories, the product range is intentionally skewed toward casual footwear, which represents approximately 65% of the total range, compared to 35% classified as smart footwear. This mix reflects evolving consumer preferences toward versatility, comfort, and multi-occasion use, while still maintaining a meaningful presence in more formal and dress-oriented styles.

Management believes this balance enables Moda in Pelle to remain relevant across changing fashion cycles and economic conditions, as casual footwear tends to demonstrate more stable demand patterns, while smart footwear contributes to brand elevation and margin enhancement.

Design Consistency and Range Architecture

The product range is underpinned by a consistent design architecture, developed by Moda in Pelle’s in-house design and buying teams. Collections are built around cohesive seasonal themes, with curated color palettes, materials, and silhouettes that allow individual products to stand alone while remaining part of a recognizable Moda in Pelle aesthetic.

This approach enables Moda in Pelle to:

•	Offer trend-led statement pieces alongside core, repeatable styles;

•	Refresh collections frequently without diluting brand identity; and

•	Support test-and-repeat buying strategies and in-season trading agility.

Commercial Resilience of the Range

Management believes the breadth and structure of the product range provides commercial resilience, particularly in a fashion-driven industry. By avoiding over-concentration in a single product type or trend, Moda in Pelle is able to better:

•	Smooth revenue across seasons;

•	Respond quickly to changes in customer demand; and

•	Optimize inventory deployment across retail, e-commerce, and partner channels.

Moda in Pelle’s omnichannel product range model also contributes to overall margin and stock efficiency, as different categories have been found to perform better across different channels (e.g., trainers and short boots online; long boots and smart shoes in store).

Brand Journey and Evolution

Moda in Pelle’s brand journey began with Moda in Pelle, a heritage British footwear brand founded in 1975 and built on the principles of quality, craftsmanship, and feminine design. For several decades, Moda in Pelle operated as a single-brand business, serving a loyal and increasingly affluent customer base through physical retail and, later, digital channels. As the brand matured, management recognized that long-term growth would require a more deliberate segmentation strategy—one that could capture customers at different life stages, price sensitivities, and style preferences without diluting the core brand.

Rather than stretching a single brand to serve all customers, Moda in Pelle adopted a portfolio-based approach, developing and acquiring complementary brands that sit alongside Moda in Pelle. This evolution has allowed Moda in Pelle to expand its addressable market while maintaining clear brand identities, disciplined pricing architecture, and margin control.

The Flagship: Moda in Pelle

Moda in Pelle remains the cornerstone of Moda in Pelle’s portfolio and its primary revenue and brand equity driver, producing approximately 70% of annual revenues. The brand targets women aged approximately 30–55 with mid-to-high disposable income, offering premium footwear and accessories that combine contemporary fashion with comfort and durability. Products are positioned in the mid-to-premium segment, emphasizing quality materials, distinctive design details, and wearability across multiple occasions.

The flagship brand benefits from a long operating history and strong customer loyalty, with an average annual customer spend of approximately £85 ($115) (representing the purchase of one pair of footwear per year, based on the average purchase price of Moda in Pelle footwear). Management views Moda in Pelle as the “anchor brand” that defines Moda in Pelle’s aesthetic standards, sourcing philosophy, and quality benchmarks, while also serving as the natural migration point for customers who enter Moda in Pelle through its other brands.

Shoon: Comfort, Classicism, and Longevity

Shoon represents Moda in Pelle’s comfort-led and classic footwear proposition. Designed primarily for women aged 40–55 with mid-to-higher income levels, Shoon emphasizes timeless silhouettes, practicality, and long-lasting comfort. The brand seeks to appeal to customers who prioritize wearability and quality over fast-moving fashion trends.

Shoon is positioned to attempt to provide stability within the portfolio, as management has seen that demand for classic and comfort-focused footwear tends to be less volatile across fashion cycles. Management believes Shoon complements Moda in Pelle by serving a customer segment with different purchasing motivations, while still aligning with Moda in Pelle’s overall commitment to craftsmanship and quality.

M by Moda: The Entry Point for a New Generation

Launched in 2018, M by Moda was created to address a younger demographic without diluting the premium positioning of the flagship brand. Targeting women aged approximately 25–35 with mid-range income, M by Moda seeks to offer trend-led footwear at more accessible price points. The brand draws inspiration from catwalk trends and contemporary styling, often using alternative and synthetic materials while retaining Moda in Pelle’s design DNA.

With an average annual customer spend of approximately £50 (approximately $68 as of March 24, 2026) (representing the purchase of one pair of footwear per year, based on the average purchase price of M by Moda footwear), M by Moda functions as an entry-level brand within Moda in Pelle. Management believes M by Moda plays a strategic role in introducing younger consumers to Moda in Pelle’s aesthetic and building long-term customer relationships that can migrate upward into Moda in Pelle as purchasing power increases.

French Dressing: Effortless Elegance Across the Day

French Dressing extends Moda in Pelle’s portfolio into refined, versatile fashion. Positioned around effortless elegance, the brand is designed for discerning women who value quality, sophistication that transitions seamlessly from daytime wear to evening occasions. French Dressing combines timeless design with a confident, modern edge, appealing to customers who seek understated style rather than overt trend-driven fashion.

This brand enhances ‘Moda in Pelle’s lifestyle positioning and supports cross-category and cross-brand engagement, reinforcing Moda in Pelle’s ambition to serve customers beyond single-occasion footwear purchases.

Bsoleful: Sustainability-Led Fashion Footwear

Bsoleful represents Moda in Pelle’s response to growing consumer demand for sustainability-focused fashion. The brand is positioned as fashion-forward footwear designed with sustainability considerations at its core, including material selection and responsible sourcing principles.

Bsoleful allows Moda in Pelle to participate in a rapidly expanding segment of the footwear market while testing sustainable concepts without imposing constraints on the core Moda in Pelle brand. Management views Bsoleful as both a growth opportunity and a learning platform that informs sustainability initiatives across the wider portfolio.

Emma Somerset: Heritage Reinterpreted

Emma Somerset, acquired by Moda in Pelle in 2008, is a contemporary fashion brand with a heritage extending over 60 years. The brand attempts to blend classic footwear influences with modern styling, appealing to customers who appreciate heritage craftsmanship interpreted through a contemporary lens.

The acquisition of Emma Somerset marked an important milestone in Moda in Pelle’s evolution, demonstrating its ability to integrate established brands into its operating platform while preserving their individual identity and customer appeal.

Moda Footwear: Designed to Be Worn and Remembered

Moda Footwear represents a contemporary expression of Moda in Pelle’s design philosophy. The brand focuses on footwear that is both distinctive and wearable, designed to leave a lasting impression while remaining practical for everyday use. Moda Footwear supports Moda in Pelle’s broader strategy of offering differentiated products that attempt to resonate emotionally with customers, reinforcing brand recall and repeat purchasing.

Strategic Rationale for the Portfolio

Taken together, Moda in Pelle’s brand portfolio reflects a deliberate evolution rather than opportunistic expansion. Each brand attempts to serve a clearly defined customer segment, price point, and style orientation, with the goal of allowing Moda in Pelle to:

•	Expand its addressable market across age, income, and lifestyle profiles;
•	Preserve clear brand positioning and avoid internal cannibalization;
•	Maintain pricing discipline and margin governance; and
•	Reduce reliance on a single fashion cycle or customer cohort.

Market Positioning

Moda in Pelle believes that it occupies a distinct and defensible position within the UK women’s footwear market, being positioned above mass-market and comfort-led footwear retailers, yet below ultra-luxury fashion houses, which management believes allows it to serve customers seeking elevated design, quality materials, and comfort, without the exclusivity or price volatility associated with luxury brands.

The brand’s positioning is reinforced by its core customer profile, which centers on women aged 30 to 55, with mid-to-higher disposable income, an affluent lifestyle, and a preference for sophisticated, feminine footwear. Experience has shown that these customers are not impulse-driven fast-fashion shoppers; rather, they view footwear as an investment and demonstrate high repeat-purchase behavior and long customer lifetimes.

Importantly, Moda in Pelle’s goal is for its market positioning to be channel-agnostic but brand-consistent, with the brand presenting a unified premium identity. Management believes that this consistency supports customer trust, pricing discipline, and long-term brand equity, while enabling the business to scale across multiple retail formats without diluting its positioning.

Moda in Pelle’s market position is further strengthened by its portfolio strategy, which seeks to allow Moda in Pelle to address adjacent segments without compromising the core brand. M by Moda is designed to serve a younger, more fashion-experimental customer at accessible price points, while Shoon’s goal is to appeal to customers seeking classic, comfort-led footwear. Together, these brands attempt to protect Moda in Pelle’s positioning by allowing it to remain focused on its core customer, while still capturing broader market demand.

Moda in Pelle believes that its uniqueness is rooted in a combination of heritage, design integrity, operational capability, and customer intimacy:

•

At the heart of the brand is a fully in-house design capability, with collections conceived, developed, and refined by an experienced internal team. Designs are not derivative or outsourced; they are purposefully created to be distinctive, premium, and consistently contemporary.

•

Management believes that heritage plays a central role in this differentiation. With nearly 50 years of continuous operation, Moda in Pelle is not a trend-led start-up brand but a proven business that has evolved through multiple fashion and retail cycles. This heritage seeks to underpin customer trust and reinforce perceptions of quality and craftsmanship.

•

Operationally, Moda in Pelle attempts to distinguish itself through a highly developed multichannel infrastructure supported by proprietary technology. Its in-house IT systems provide real-time stock visibility across stores, warehouses, and online platforms, with the goal of enabling seamless product logistics and reducing lost sales. This capability supports the brand’s test-and-repeat buying model, which allows it to respond quickly to demand, reduce lead times, and minimize inventory risk — which Moda in Pelle believes is a structural advantage over many traditional footwear retailers.

•

Management believes that another defining element of Moda in Pelle’s uniqueness is management’s belief, based on repeat company sales, that it has a loyal and affluent customer base. Moda in Pelle’s customer database has grown rapidly, with returning customers accounting for approximately 35% of sales in calendar 2025 (i.e., 35% of sales were the result of purchasers who purchased more than one time in 2025) and strong engagement across both physical and digital channels.

•

Finally, management believes that Moda in Pelle’s uniqueness is sustained by its experienced and stable leadership team, combining long-tenured executives with targeted new hires in technology, people, and digital growth roles. This blend of continuity and renewal is expected to allow the brand to preserve its core values while executing a forward-looking growth strategy.

Competitive Landscape

Management believes that the global footwear industry represents one of the most resilient and structurally expanding segments within the broader consumer and lifestyle sector. According to a June 2024 report by Spherical Insights, the global footwear market size was valued at $356.2 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 4.5% from 2023 to 2033, and reach an estimated size of $553.2 billion by 2033. Spherical Insights believes the primary drivers of the market’s expansion include demand for athletic footwear, the growing demand made possible by e-commerce, and the significant advertising expenditures made by footwear firms, and the increase in demand for fashionable, comfortable footwear.

Within this global context, the UK footwear market is projected to grow from $15.0 billion in 2024 to $18.9 billion in 2030, a CAGR of 3.9%, according to a report by Grand View Horizon. Although the UK market is projected for a lower CAGR compared to the rest of the world, it continues to be projected to expand at a stable pace.

Management believes that a defining characteristic of the modern footwear industry is the blurring of traditional category boundaries, particularly between athletic and non-athletic footwear. Consumers increasingly seek versatile products that combine comfort, performance attributes, and everyday style. Moda in Pelle has seen this shift expand the addressable market for brands positioned between classic fashion footwear and purely athletic offerings.

Another major structural trend shaping the industry is the continued migration toward digital and omnichannel purchasing behavior.

Moda in Pelle has found that consumers increasingly expect seamless integration between physical retail, e-commerce, and third-party marketplaces and believes that brands that combine experiential retail environments with strong digital execution, are better positioned to capture customer attention, improve conversion, and retain long-term loyalty. This trend has accelerated competition but has also created opportunities for differentiated brands with strong customer insight, proprietary systems, and disciplined inventory management.

Sustainability has also emerged as a central purchasing consideration within the footwear and fashion industries. Management believes that consumers increasingly expect brands to take responsibility for environmental and social impacts, particularly in relation to materials sourcing, production practices, waste reduction, and product longevity. Moda in Pelle considers sustainability not as a niche differentiator but as an industry-wide expectation, where experience has shown that customers increasingly favor brands that embed ethical and environmental considerations into their design and sourcing decisions without compromising quality or style.

Distribution Channels

Moda in Pelle distributes its products through an integrated multi-channel model consisting of owned retail stores, concessions, wholesale partnerships, and direct-to-consumer online sales, supplemented by third-party digital marketplaces (each as discussed in greater detail below). Management believes that this diversified distribution structure allows Moda in Pelle to expand market reach, manage inventory efficiently, and reduce reliance on any single sales channel.

Moda in Pelle’s distribution channels are managed centrally, with inventory visibility across channels supported by in-house technology systems. Products are sourced and allocated across channels based on expected demand, historical performance, and margin considerations.

Retail Stores

Retail stores represent a core component of Moda in Pelle’s distribution strategy and are primarily located in the UK. Moda in Pelle operates a network of standalone retail stores, outlets, and concessions, with a total retail footprint of approximately 39 locations, consisting of standalone stores, concessions, and outlets.

The retail estate is designed around a small-footprint store model, with average store sizes historically averaging approximately 500 square feet, increasing to approximately 700 square feet in newer locations, and up to 1,500 square feet in selected recent store formats. New store designs are standardized and cost-engineered to support efficient deployment and consistent customer experience.

Store openings are subject to defined investment and performance criteria, including targeted contribution levels, expected payback periods of less than one year, and flexible lease structures, typically with five-year terms and break options. Retail locations are selected based on demographic data, expected footfall, and historical performance of comparable stores. Retail stores also support omnichannel functionality, including in-store returns and fulfillment of online orders, which management believes improves inventory utilization and customer service.

Moda in Pelle’s growth strategy includes the selective opening of new retail stores in the UK. Moda in Pelle’s management plans to expand the retail estate through a structured rollout program over the next several years, subject to market conditions and performance of existing stores.

Each proposed store opening is evaluated based on certain expected criteria and are typically deployed using standardized designs and modular fixtures to manage costs and reduce implementation risk.

Moda in Pelle’s retail stores are discussed in greater detail below under “Item 2. Properties”.

Wholesale Distribution

Wholesale distribution supplements Moda in Pelle’s direct retail and online operations and provides access to additional customer segments and geographic markets. Wholesale partners include department stores, television retail platforms, and independent retailers, with a focus on maintaining brand alignment and controlled product assortments.

Key wholesale relationships include QVC, Frasers Group, and a limited number of independent retail accounts. Wholesale arrangements typically involve agreed product ranges, minimum order values, and defined delivery schedules. While wholesale sales generally generate lower gross margins than direct-to-consumer channels, management believes wholesale distribution contributes to overall scale, brand visibility, and inventory throughput. Moda in Pelle periodically evaluates opportunities to expand wholesale distribution, including potential international wholesale arrangements, subject to commercial terms and brand considerations.

Online Operating Model

Moda in Pelle operates a direct-to-consumer e-commerce platform at www.modainpelle.com, which is a significant component of its distribution strategy. Online sales are conducted through Moda in Pelle’s proprietary website and through selected third-party online marketplaces.

The online platform is supported by in-house technology systems that provide real-time inventory visibility, customer data management, and integration with retail and warehouse operations. Online sales are fulfilled from a centralized stock pool that also serves physical retail locations.

Moda in Pelle’s online operations have demonstrated growth over recent years, with total online demand increasing from approximately $5.98 million in 2018 to approximately $28.16 million through December 31, 2025, supported by increased website traffic, customer database growth, and digital marketing investment.

Third-party online partners include John Lewis, Next, Debenhams, and certain other digital marketplaces. Moda in Pelle actively manages pricing, stock allocation, and promotional activity across these platforms to balance sales volume and margin.

Concessions

A retail concession is an arrangement under which Moda in Pelle is permitted to operate a branded retail presence within space owned or controlled by a third party, such as a retail or department store, without leasing a standalone location. Under these arrangements, Moda in Pelle generally occupies a relatively small physical footprint and does not hold a traditional leasehold interest in the space. Concessions form a capital-efficient component of Moda in Pelle’s physical distribution strategy. Moda in Pelle operates concessions within selected department store partners, including John Lewis, where products are displayed and sold within designated in-store spaces.

Moda in Pelle’s current concession strategy includes:

•	Expanding existing concession footprints within partner stores;
•	Increasing the number of fixtures per location; and
•	Deploying trained brand representatives in selected locations.

These arrangements typically involve a relatively small physical footprint and generally continue in effect until terminated by either party (subject in most cases to required six months’ notice). Under these concession arrangements, the Company is responsible for staffing, operating, and managing the concession, including the engagement and payment of all personnel. In addition, the Company is generally required to remit to the venue operator a percentage of gross revenue or sales generated at the concession location and in certain cases guaranty a minimum yearly fee.  Concessions typically involve lower upfront investment and reduced fixed costs compared to standalone stores, as occupancy and certain operating expenses are shared with the host retailer. Management believes this model allows Moda in Pelle to increase physical presence while limiting capital exposure.

Channel Integration

Moda in Pelle manages its distribution channels on an integrated basis, with centralized inventory management and unified customer data systems. Management believes this approach supports efficient allocation of inventory, reduces lost sales, and enhances the customer experience across retail, online, and wholesale channels.

Sourcing Approach

Moda in Pelle operates a globally diversified sourcing model designed to balance product quality, supply reliability, ethical standards, and commercial efficiency. Products are sourced from a carefully curated network of manufacturing partners located across multiple geographies, selected based on their footwear craftsmanship expertise, production capabilities, and alignment with Moda in Pelle’s quality and compliance standards. Management believes that this diversified sourcing strategy reduces dependence on any single supplier or region while enabling flexibility in production planning and cost management.

Prior to delivery into the Moda in Pelle supply chain, each product undergoes a stringent multi-stage quality and compliance process. This process includes repeated fitting and wear trials conducted by Moda in Pelle’s in-house quality control team to validate comfort, durability, and fit. Size grading and final production are not approved until products meet internal performance standards. In addition, wearer trials are conducted in real-world environments to assess product performance under normal customer use conditions.

Moda in Pelle works with independent, internationally recognized testing houses, including Société Générale de Surveillance (SGS), QIMA, and the British Leather Confederation (BLC), to ensure products comply with applicable legal, safety, and material standards. Materials are reviewed by the buying and quality assurance teams to ensure specialist leathers, components, and finishes meet design intent and quality expectations prior to approval for production. Management believes this layered testing and approval framework supports consistent product quality across all brands within Moda in Pelle.

Moda in Pelle maintains a formal supplier code of conduct that applies across all of its brands. This code of conduct is based on the Ethical Trading Initiative (ETI) Base Code and requires compliance with standards relating to labor practices, health and safety, and ethical operations. Compliance is verified through periodic factory audits and documentation reviews conducted using recognized frameworks such as SMETA (Sedex Members Ethical Trade Audit) and BSCI (Business Social Compliance Initiative), supplemented by factory visits where deemed appropriate.

In sourcing leather and related materials, Moda in Pelle is a member of the Leather Working Group (LWG) and works with accredited tanneries to support responsible and traceable leather production. Management believes that participation in LWG initiatives supports continuous improvement in environmental practices within the leather supply chain while maintaining the aesthetic and performance characteristics required for premium footwear.

Moda in Pelle’s supply base is intentionally concentrated but diversified (see additional information below), with approximately 53% of the product range produced by the top five suppliers, all of whom support production across Moda in Pelle’s three brands. Management believes this structure allows Moda in Pelle to leverage scale, pricing, and production capacity, while maintaining flexibility and reducing execution risk. Supplier performance is monitored on an ongoing basis, with a focus on quality, delivery reliability, and responsiveness to in-season production requirements.

The Moda in Pelle “Buying Model” Difference

Moda in Pelle operates a test-and-repeat and trend-responsive buying model that management believes differentiates it from traditional footwear retailers and contributes to improved inventory efficiency, reduced lead times, and enhanced gross margin performance. This buying model is designed to align production commitments more closely with observed customer demand, rather than relying solely on long-range forecasting.

Under the Moda in Pelle buying model, approximately 50% of seasonal quantities are committed prior to the selling season, compared to approximately 80% under a standard industry buying model. The remaining volume is allocated dynamically, including approximately 35% to in-season repeat orders, 5% to trend-driven in-season buys, and 10% to test lines introduced to assess customer response. This structure enables continuous product development throughout the season rather than a fixed development cycle established up to 12 months in advance, as is common in traditional footwear retail models.

Average delivery lead times under the Moda in Pelle buying model are approximately 10 weeks, which management believes is faster than many in the industry. In addition, Moda in Pelle’s supplier relationships have historically allowed for average lead times of approximately four weeks on repeat orders, supported by phased shipment quantities and production capacity reserved by key manufacturing partners. Management believes these shorter lead times enhance responsiveness to best-selling products and reduce the risk of missed sales opportunities during peak trading periods.

The effectiveness of this buying model is underpinned by long-standing, trusted supplier relationships, under which Moda in Pelle is prioritized as a key customer. These relationships allow Moda in Pelle to place orders at smaller minimum order quantities than industry norms, reducing upfront capital commitments and inventory risk.

Management believes that the Moda in Pelle buying model allows Moda in Pelle to:

•	Reduce inventory exposure and markdown risk;
•	Improve sell-through rates on core and trend-led products;
•	Enhance gross margin stability across seasons; and
•	Support faster speed-to-market while maintaining quality standards.

This flexible, data-driven approach to buying and sourcing is a central component of Moda in Pelle’s operating model and is designed to support sustainable growth while preserving brand integrity and profitability.

Largest Sourcing Locations*

Location	Year Ended December 31, 2025	Year Ended December 31, 2024
European Union	27%	54%
China	42%	31%
India	30%	12%
Others	1%	2%

* May not total to 100% due to rounding.

Trends Affecting Business

Fashion Trends and Consumer Preferences

The footwear industry is subject to changes in fashion trends, consumer tastes, and lifestyle preferences, which may affect product demand, inventory planning, and pricing dynamics. Moda in Pelle has in recent years seen increased consumer preference for footwear that combines contemporary design with comfort and versatility, rather than purely trend-driven or formal styles. This shift is reflected in Moda in Pelle’s current product mix, in which casual footwear represents a majority of the offerings.

Fashion trends have also become more fluid and less predictable, which Moda in Pelle attributes to digital media, social platforms, and rapid dissemination of global styles. These dynamics may increase the risk of misalignment between product offerings and customer demand. As a result, forecasting accuracy and responsiveness to in-season demand are increasingly important factors affecting performance. As a result of the above, Moda in Pelle may not be able to consistently anticipate or respond effectively to future fashion trends.

At the same time, Moda in Pelle’s core customer demographic has shown continued interest in footwear positioned as durable and long-lasting, rather than disposable. While this trend supports demand for premium materials and craftsmanship, it may also limit the frequency of repeat purchases compared to fast-fashion categories and could affect sales growth rates during periods of reduced discretionary spending.

Seasonality and Weather-Related Demand Variability

Moda in Pelle’s business is subject to seasonal fluctuations that are typical of the footwear industry. Sales are generally stronger during the autumn and winter seasons, when demand for boots and closed footwear is higher, and during promotional periods. Conversely, demand patterns during spring and summer may vary depending on weather conditions and consumer travel behavior.

Unseasonal UK weather patterns, including warmer-than-expected winters or prolonged adverse weather conditions, may negatively impact demand for certain product categories. While Moda in Pelle employs phased inventory deliveries and in-season replenishment strategies to manage seasonality, these measures may not fully mitigate the effects of unexpected demand shifts or regional weather variations.

Seasonality also affects working capital requirements, inventory levels, and cash flows throughout the year.

Shift Toward Online and Omnichannel Shopping

The footwear sector has in recent years experienced a sustained shift toward online shopping and omnichannel purchasing behavior. Customers increasingly expect the ability to browse, purchase, and return products across digital platforms and physical retail locations. The digital channels now represent a significant portion of industry sales and have grown more rapidly than traditional brick-and-mortar formats in recent years.

This trend has increased competition in online channels, including from digitally native brands and large multi-brand platforms. For Moda in Pelle, it has also contributed to rising customer acquisition costs, higher return rates, and increased operational complexity related to fulfillment and inventory visibility.

Sustainability Expectations and Regulatory Considerations

Consumer awareness of environmental and social issues has increased expectations for responsible sourcing, product transparency, and sustainability initiatives within the footwear industry. Moda in Pelle management has also identified sustainability as an area of growing importance to customers and industry stakeholders. In connection therewith Moda in Pelle has implemented initiatives aimed at reducing environmental impact and improving sourcing practices.

Digital Marketing, Data Usage, and Customer Engagement

The increased importance of digital channels has heightened the role of data-driven marketing, customer segmentation, and personalization. Moda in Pelle has expanded its use of digital marketing tools and customer analytics, consistent with broader industry practices.

However, these trends also expose Moda in Pelle to risks related to data privacy, cybersecurity, and regulatory compliance, including evolving data protection laws. In addition, digital marketing effectiveness may be affected by changes in advertising platform policies, consumer data availability, and competitive bidding dynamics.

Macroeconomic Conditions and Discretionary Spending

Demand for Moda in Pelle’s products is influenced by broader macroeconomic conditions, including inflation, interest rates, employment levels, and consumer confidence. As a discretionary retail category, footwear purchases may be deferred or reduced during periods of economic uncertainty.

While Moda in Pelle’s products are positioned in the mid-to-premium segment and attempt to emphasize quality and longevity, prolonged economic downturns or sustained pressure on household disposable income could adversely affect sales volumes, margins, and inventory turnover.

Overall Impact of Trends

The trends described above affect Moda in Pelle’s operating environment, cost structure, demand patterns, and competitive positioning. Management monitors these developments and adjusts strategies accordingly; however, Moda in Pelle’s future performance will depend on its ability to respond effectively to changing consumer behavior, market conditions, and regulatory requirements.

Moda in Pelle’s operations are dependent on the skills, experience, and engagement of its employees across retail, digital, operational, and corporate functions. Management believes that maintaining an appropriately structured workforce, supported by experienced leadership and aligned cultural practices, is essential to executing Moda in Pelle’s brand-led, omnichannel business model and long-term growth strategy.

Employees and Human Capital Resources

Workforce Overview

Moda in Pelle employs personnel across retail store operations, concessions, warehouse and logistics, head office functions, and technology development. The workforce is primarily based in the UK, reflecting Moda in Pelle’s core operating footprint. Retail employees represent the largest portion of the workforce and are responsible for customer engagement, in-store execution, and brand representation across standalone stores, concessions, and outlet locations.

Centralized teams support retail operations through merchandising, supply chain coordination, marketing, e-commerce, finance, human resources, and information technology. Moda in Pelle operates an in-house warehouse and logistics function in Leeds, England, staffed by approximately 20 senior management employees, supporting store replenishment and e-commerce fulfillment through a centralized stock pool model. The table below discloses employees by department as of the date of this Report:

Department	Number of Employees
Buying	6
Customer Services	4
Design	4
Directors	3
E-commerce & Marketing	7
Finance	5
HR	2
IT	7
Merchandising	7
PA	1
Quality Control	2
Retail	148
Warehouse	24
Total headcount	220

Leadership Structure and Management Continuity

Moda in Pelle is led by an executive management team with substantial experience in fashion retail, footwear, digital commerce, and operational management. Several senior leaders have long tenure within the business, providing continuity and institutional knowledge. Management believes this stability supports disciplined decision-making, consistent brand execution, and effective risk management.

Key leadership functions include retail operations, buying and merchandising, marketing and e-commerce, finance, technology, and people and culture. Moda in Pelle maintains in-house leadership and technical expertise in areas such as retail systems, inventory management, and digital platforms, which management believes enhances operational control and reduces reliance on third-party providers.

Intellectual Property

We do not hold any patents. World Call Public holds a trademark registered with The Trademarks Registry, Karachi, Government of Pakistan, including the “WorldCall logo”. We also rely on trade secret protection for our confidential and proprietary information.

We believe that our ability to preserve the confidentiality of our trade secrets, seismic data and interpretations thereof, and operate without violating the intellectual property rights of others will be important to our success. We plan to rely on a combination of patent (where applicable, provided we do not currently have any patents or pending patents), trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property and other proprietary rights.

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets.

Trade Marks and Intellectual Property Assets

Moda in Pelle owns or controls a portfolio of registered trademarks that are material to its business and brand identity, including:

Trademark	Jurisdiction	Status	First Use (Approx.)
Moda in Pelle	UK / EU	Registered	1975
Shoon	UK	Registered	1982
M by Moda	UK / EU	Registered	2018
BSoleful	UK	Registered	2020

These trademarks are owned by Moda in Pelle and are not subject to royalty payments to third parties. Management believes that brand names and trademarks represent one of Moda in Pelle’s most significant intangible assets.

E-Commerce and Digital Properties

Moda in Pelle believes that its e-commerce and digital infrastructure constitute a core operating asset supporting its omnichannel retail strategy. Digital properties enable Moda in Pelle to generate revenue directly, support third-party marketplace partnerships, integrate inventory across channels, and collect and analyze customer data at scale.

As of the most recent fiscal year, approximately 50% of total revenue was generated through digital channels, including Moda in Pelle’s proprietary e-commerce website and third-party online partners. Management believes that the digital channel provides scalable growth opportunities with lower marginal costs compared to physical retail expansion and is central to Moda in Pelle’s medium- and long-term strategy.

Moda in Pelle’s e-commerce platform is supported by its proprietary Retail Assistant system, which integrates inventory management, order fulfillment, merchandising, and customer data across physical and digital channels. Moda in Pelle does not currently monetize this system independently of its retail operations.

Third-Party Digital Marketplaces

In addition to its proprietary platform, Moda in Pelle distributes products through third-party digital marketplaces and online retail partners. These arrangements provide access to large, established customer bases and incremental demand, without significant capital investment in physical infrastructure. Key online partners are:

Partner	Channel Type	Relationship
John Lewis	Online concession	Ongoing
Next	Online marketplace	Ongoing
Debenhams	Online marketplace	Ongoing
QVC	Televised & digital	Ongoing
Frasers	Wholesale / digital	Ongoing

These digital assets are not owned real property but are material operating platforms supporting revenue generation. Sales through third-party platforms are generally conducted at lower gross margins than direct-to-consumer sales but require less marketing spend and working capital investment. Moda in Pelle does not rely on any single third-party technology provider for the continued operation of its e-commerce platform.

Human Capital Strategy and Talent Development

Moda in Pelle’s human capital strategy is designed to ensure that the organization has the skills and leadership capacity required to support its operational and growth objectives. This strategy emphasizes role clarity, performance management, and targeted development rather than broad-based expansion of headcount.

Management focuses on:

•	Aligning employee objectives with strategic priorities;
•	Developing leadership capability to support store expansion, digital growth, and operational scale; and
•	Maintaining succession planning for key roles.

Training and development initiatives are structured to support both functional expertise and leadership effectiveness, particularly in retail operations, buying, merchandising, and digital disciplines.

Employee Engagement and Retention

Management believes employee engagement and retention are important to maintaining consistent customer experience and operational performance. Moda in Pelle seeks to promote engagement through clear communication of business objectives, alignment between individual performance and business outcomes, and a culture that emphasizes accountability and collaboration.

Moda in Pelle’s employer proposition is aligned with its consumer brand values, emphasizing product quality, design integrity, and long-term brand stewardship. Management believes this alignment contributes to employee retention, particularly among experienced retail, design, and operational personnel.

Human Capital as an Enabler of Strategy

Management views human capital as an enabler of Moda in Pelle’s operating model, rather than a standalone growth driver. Moda in Pelle’s ability to design differentiated products, manage inventory efficiently, operate profitable retail locations, and scale digital channels, depends on maintaining a workforce with appropriate experience and functional capability.

As Moda in Pelle pursues continued growth through planned store expansion, e-commerce scaling, and selective international initiatives, management expects to continue investing in leadership capability, operational expertise, and workforce engagement to support execution while maintaining cost discipline.

Strategy and Outlook

Strategic Direction

123 Investments Limited expects its future performance to be driven by the continued strength of its brands like Moda in Pelle, Shoon, M By Moda, French Dressing, Besoleful, Emma Somerset, and Moda Footwear. Management is focused on a planned disciplined expansion across digital and third-party channels, selective geographic diversification, and increased deployment of technology with the goal of enhancing operational efficiency and customer engagement.

Management’s strategic direction for the next twelve months is focused on working to scale revenue, improve profitability, and strengthen liquidity, while maintaining disciplined cost management and prudent capital allocation. Key operational priorities to support these objectives include seeking (i) revenue growth across core channels, with emphasis on improving performance in higher-margin channels, while maintaining appropriate scale across wholesale and partner relationships; (ii) gross margin stabilization, through tighter inventory planning, reduced markdown exposure, and optimization of channel mix; (iii) administrative cost discipline, seeking to align overhead growth, revenue growth and operating scale; and (iv) continued enhancement of systems and data capabilities, particularly in demand forecasting, inventory allocation, and working capital management, to support more efficient execution.

Management believes these initiatives are achievable within the existing operating framework, subject to market conditions and execution risks. To execute the business plan described above, Moda in Pelle expects to require additional working capital funding during the next twelve months, primarily to support inventory purchases, seasonal operating requirements, and general corporate purposes. Funding requirements are expected to fluctuate during the year based on sales seasonality, inventory cycles, and the timing of receivables collections.

Management expects Moda in Pelle’s funding needs over the next twelve months to be met through a combination of (i) cash flows from operations; (ii) existing financing arrangements and trade credit, subject to availability and market conditions; and (iii) expected funding support of up to $3.0 million from the Company pursuant to the terms of the Exchange Agreement, intended to support working capital requirements. However, management also continues to focus on improving internal cash generation and working capital efficiency to reduce reliance on external funding sources over time.

Technology as a Core Growth Enabler

Technology adoption is expected to play an increasingly central role in Moda in Pelle’s future operating model. A key pillar of Moda in Pelle’s strategy is the continued enhancement and commercialization of its proprietary Retail Assistant technology, which has been developed in-house over several decades and reflects deep domain expertise in footwear retail operations.

Moda in Pelle anticipates that, over time, advanced analytics and AI-enabled features, potentially developed in collaboration with the Company could further differentiate Moda in Pelle’s digital capabilities, strengthen competitive positioning, and support scalable growth across both owned and partner channels.

Channel Mix and Digital Expansion Outlook

Management expects digital channels, including direct-to-consumer e-commerce and third-party online marketplaces, to remain the primary drivers of revenue growth. Online traffic, conversion rates, and partner-led digital sales, are expected to increase as a result of improved platform performance, expanded partner relationships, and targeted marketing initiatives.

Wholesale and third-party distribution channels are expected to provide additional scale and brand visibility, although management recognizes that these channels typically operate at lower gross margins. As a result, Moda in Pelle’s outlook assumes ongoing efforts to optimize channel mix, protect brand positioning, and balance volume growth against profitability considerations.

Future store openings are expected to be selective and capital-disciplined, with performance closely monitored against return thresholds. Management expects channel diversification to remain a key element of its commercial strategy over the next twelve months, with a focus on balancing revenue growth, margin discipline, and working capital efficiency across physical retail, digital, and third-party channels.

Management anticipates limited physical expansion, including the planned addition of one outlet and two full-price stores. In addition, three new concession locations are expected to come online, reflecting management’s view of concessions as a comparatively capital-efficient growth format.

Moda in Pelle’s digital channel is expected to remain the largest single contributor to revenue. Management believes digital channels offer scalability and improved data visibility, although performance remains subject to promotional intensity and fulfillment costs.

Management also expects additional incremental revenue from expanded third-party relationships, which are expected to provide additional reach and volume but typically at lower margins.

Overall, management believes the anticipated channel mix reflects a measured approach to growth, with increased emphasis on digital and concession-based expansion and controlled additions to physical retail.

Profitability, Liquidity, and Capital Outlook

While management expects revenue to increase in the future, profitability, if any, will depend on Moda in Pelle’s ability to contain operating cost inflation, improve working capital efficiency, and realize scale benefits from technology deployment.

Execution of Moda in Pelle’s strategy is also dependent on access to sufficient capital to normalize working capital cycles, address deferred tax and supplier obligations, and fund expansion initiatives. Management’s outlook assumes that balance sheet strengthening and improved liquidity will remain priorities as Moda in Pelle progresses through its growth phase.

Competition

The footwear market is highly competitive and fragmented, and Moda in Pelle competes with a broad range of domestic and international companies across multiple distribution channels. Competition is typically based on a number of factors, including brand recognition, product quality and design, pricing, promotional activity, customer experience, store location, digital capabilities, delivery and returns policies, and the ability to respond to changing consumer preferences and fashion trends.

Moda in Pelle competes with specialty footwear retailers that operate both physical retail stores and e-commerce platforms in the United Kingdom and internationally. These competitors include companies such as Clarks, Office, Schuh and Deichmann, as well as other regional and national footwear chains with established retail footprints and online operations.

Moda in Pelle also faces competition from direct-to-consumer and brand-owned footwear companies, including companies such as Dr. Martens, Birkenstock and Allbirds, which sell products directly to consumers through proprietary websites and, in some cases, branded retail stores. These competitors may benefit from strong brand recognition, vertically integrated operations, and direct customer relationships.

In addition, Moda in Pelle competes with general apparel and lifestyle retailers, department stores and sporting goods retailers that offer footwear as part of a broader merchandise assortment, including Marks & Spencer, Next, Zara and H&M, as well as with online marketplaces and digital retailers such as Amazon, ASOS, Zalando, and Very, which provide consumers with access to a wide range of footwear brands and price points.

Competition in the online channel is particularly intense due to low barriers to entry, high price transparency, and evolving consumer expectations regarding website functionality, mobile access, fulfillment speed, and customer service. In the brick-and-mortar channel, Moda in Pelle competes for foot traffic and favorable retail locations and must manage fixed operating costs while adapting to shifts in consumer shopping behavior.

Many of Moda in Pelle’s competitors have longer operating histories, greater brand recognition, broader geographic reach, and substantially greater financial, technological, marketing and operational resources than Moda in Pelle. These competitors may be able to respond more quickly to changes in consumer demand, adopt new technologies, secure more favorable terms from suppliers and landlords, or engage in more aggressive pricing or promotional strategies.

As a result of these competitive pressures, Moda in Pelle may experience reduced sales, lower margins, or increased marketing and operating expenses. There can be no assurance that Moda in Pelle will be able to compete successfully against current or future competitors, or that competitive conditions will not materially and adversely affect its business, financial condition and results of operations.

Government Regulations

Moda in Pelle is subject to extensive laws and regulations in the UK and other jurisdictions in which it operates or sells products. These laws and regulations govern, among other things, consumer protection, product safety, advertising and marketing practices, data protection and privacy, labor and employment matters, import and export controls, environmental protection, and ethical sourcing and supply chain transparency.

In the UK, Moda in Pelle is subject to regulation by, among others, the UK Competition and Markets Authority, Trading Standards authorities, the Health and Safety Executive, the Information Commissioner’s Office, and HM Revenue & Customs. Applicable UK laws and regulations include, without limitation, the Consumer Rights Act 2015, the Consumer Protection from Unfair Trading Regulations 2008, the General Product Safety Regulations 2005, the UK General Data Protection Regulation and the Data Protection Act 2018, and various regulations relating to product labeling, pricing, advertising claims, and electronic commerce.

Moda in Pelle’s collection, use, storage and processing of personal data are subject to data protection and privacy laws in the jurisdictions in which it operates, including the UK GDPR (General Data Protection Regulation), the Data Protection Act 2018 and, to the extent Moda in Pelle offers products or services to customers in the European Union, the EU General Data Protection Regulation. These laws impose obligations relating to transparency, lawful processing, data security, data subject rights, and cross-border data transfers, and provide for significant regulatory enforcement powers and potential fines for non-compliance. In the UK, these are further amended by the Data (Use and Access) Act 2025, which introduces flexibilities such as a new “recognized legitimate interests” basis for processing, eased rules on automated decision-making, increased fines under the Privacy and Electronic Communications Regulations up to 4% of annual turnover, and softer requirements for non-essential cookie consent.

As a footwear company sourcing products internationally, Moda in Pelle is subject to trade, customs, and supply chain regulations, including tariff classifications, country-of-origin rules, and sanctions and trade compliance laws. Moda in Pelle is also subject to supply chain transparency and modern slavery laws, including the UK Modern Slavery Act 2015. These laws require disclosure of policies and practices relating to the prevention of forced labor and human trafficking within supply chains. Potential UK reforms may impose additional due diligence requirements and import bans on products linked to forced labor.

Moda in Pelle requires its suppliers and manufacturers to comply with applicable labor, employment and workplace safety laws, including laws prohibiting child labor, forced labor and unsafe working conditions. While Moda in Pelle seeks to monitor compliance through contractual obligations and supplier standards, it does not control its third-party suppliers, and violations of such laws by suppliers could result in reputational harm, regulatory scrutiny, or disruptions to its supply chain.

Moda in Pelle is also subject to environmental laws and regulations in the jurisdictions in which it operates, including laws relating to waste management, packaging, chemical usage, emissions, sustainability disclosures, and the disposal or recycling of consumer products. Increasing regulatory focus on environmental, social and governance matters, including sustainability and climate-related disclosures, may impose additional compliance obligations and costs on Moda in Pelle. In the EU (including in Northern Ireland), the Ecodesign for Sustainable Products Regulation prohibits the destruction of unsold apparel and footwear by large enterprises starting July 19, 2026, and requires a Digital Product Passport for traceability and environmental impact data by July 2026. Extended Producer Responsibility schemes for textiles and footwear, expected to be implemented by mid-2028 in EU Member States, will hold producers accountable for collection, reuse, and recycling, with eco-modulated fees. The EU Deforestation Regulation applies to leather, rubber, and wood in footwear, requiring due diligence to ensure materials are not from deforested land, with potential fines up to 4% of EU annual turnover. Additional restrictions on per- and polyfluoroalkyl substances (PFAS) in textiles and footwear, may require product reformulation. In the UK, the Competition and Markets Authority's Green Claims Guidance for fashion, issued in October 2024, requires evidence for environmental claims to avoid greenwashing under the Consumer Protection from Unfair Trading Regulations. A voluntary UK Textiles Pact and potential mandatory Extended Producer Responsibility via government plans in early 2026 could add similar fees and reporting.

In the EU and Northern Ireland, product safety is governed by the EU General Product Safety Regulation, which requires risk assessments, traceability, and an EU-based responsible person for non-EU manufacturers. In Great Britain, the General Product Safety Regulations 2005 continue, but the UK Product Regulation and Metrology Act 2025 grants powers to update rules for safety, environmental impact, and labeling, potentially aligning selectively with EU standards.

Laws and regulations applicable to Moda in Pelle are subject to change and may be interpreted or enforced in ways that are inconsistent across jurisdictions. New or proposed legislation, regulations or enforcement practices in the UK, the EU or other markets could increase Moda in Pelle’s compliance costs, restrict its operations, require changes to its products or business practices, or otherwise materially and adversely affect its business, financial condition and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Summary Risks Associated with Our Company

Our business is subject to numerous risks and uncertainties, including those below and elsewhere in this report. These risks include, but are not limited to, the following:

Risks Relating to Our Liquidity and Need for Capital

•

We require additional capital to fund operations and meet obligations, which may not be available on acceptable terms, if at all, raising substantial doubt about our ability to continue as a going concern. Our significant indebtedness and debt service obligations may reduce cash flow, and we may be unable to meet existing or future obligations, including defaults under certain agreements.

Risks Relating to Our Operations and Industry

Risks Relating to Our Operations and Industry

•	Our telecommunications and footwear businesses are capital-intensive and depend on access to third-party infrastructure, interconnect agreements and cost management, which may limit profitability.
•	Cybersecurity threats and data breaches could disrupt services, compromise information and reduce customer confidence.
•	We may face increased licensing costs, regulatory requirements or loss of licenses.
•	Intellectual property risks, including loss of rights or infringement claims, could harm our business.
•	We may not be able to raise additional capital, or only at higher cost, and future equity issuances may dilute stockholders and reduce ownership below 50%.
•	We operate in highly competitive markets and may have difficulty expanding or retaining customers.
•	Rapid technological changes may impair our ability to remain competitive.

Risks Related to Management, Governance and Ownership

•	We depend on key personnel and management, who may have limited U.S. public company experience, conflicts of interest, or insufficient time to devote to our business.

•	Concentrated ownership and “controlled company” status may limit the ability of other stockholders to influence corporate decisions.

•	Provisions in our governing documents and Nevada law may discourage changes in control.

Regulatory, Compliance and Legal Risks

•

We operate in a highly regulated environment and are subject to complex laws, including telecommunications, tax, sanctions and environmental regulations, which may change and increase costs or liabilities.

•	Failure to maintain effective internal controls could result in reporting failures, restatements, regulatory scrutiny and loss of investor confidence.

•	We may be subject to litigation or regulatory actions that could adversely affect our business.

•	We face risks related to potentially being deemed an investment company.

Risks Related to Our Operations in Pakistan

•	Our assets and operations in Pakistan expose us to political, legal and economic uncertainty, limit enforcement of U.S. legal rights and subject us to currency and market risks.

•	Our operations in Pakistan expose us to foreign currency, geopolitical, economic and emerging market risks, and our revenue is unpredictable due to limited long-term customer contracts.

Risks Related to Our Securities

•	There is no established trading market for our common stock, and one may not develop or be sustained.

•	Stockholders may experience significant dilution from future issuances, including conversions of outstanding securities.

•	We do not expect to pay dividends in the foreseeable future.

Risks Relating to Our Planned Reverse Stock Split

•	A reverse stock split may not achieve intended results, including compliance with listing requirements, and may reduce liquidity or fail to sustain higher stock prices.

Risks Related to Management, Employees and Directors

•

We depend significantly upon the continued involvement of our present management and if they were to not devote sufficient time to our company, our business plan could be adversely affected; potential or actual conflicts of interest could arise for certain members of our management team that hold management positions with certain of our subsidiaries; and our management has no experience in managing day-to-day U.S. public companies; as a result, we may incur additional management-related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Risks Associated with Our Governing Documents and Nevada Law

•

Provisions in our Articles of Incorporation, our Bylaws and Nevada law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Regulatory, Compliance and Legal Risks

•	We are subject to the risk of becoming an investment company and may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act.

•

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, resulting in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock; and we will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

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

Risks Related to Our Operation in Pakistan

•

We are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan; the international economic environment, geopolitical developments and unexpected global events could cause our business to decline; investing in emerging markets, where our operations are located, is subject to greater risks than investing in more developed markets, including significant political, legal and economic risks; and our revenue performance can be unpredictable by nature, as a large majority of our customers have not entered into long-term fixed contracts with us; and our subsidiaries and their assets are located in Pakistan, which may affect your rights as a shareholder, including your ability to enforce civil liabilities under U.S. securities laws.

Risks Related to Our Securities and its Offering

•	There is no material public market for our common stock and an active trading market may not develop or be sustained following the offering.

•

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock. Stockholders may also be diluted by the conversion of our Convertible Notes and outstanding preferred stock and/or by the required issuance of additional securities pursuant to the terms of the Exchange Agreement.

•	The ownership of our majority shareholder may prevent new investors from influencing significant corporate decisions and will cause us to be a Controlled Company under Nasdaq rules.

•

Certain recent initial public offerings of companies with public floats comparable to the anticipated public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; we may experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock; and investors in the offering will experience significant dilution.

Risks Relating to Our Planned Reverse Stock Split

•

A reverse stock split may not achieve its intended effects, including compliance with NASDAQ's minimum bid price or other listing requirements, and could lead to reduced trading liquidity and investor interest.

•

There is no assurance that the reverse stock split will lead to sustained higher stock prices or attract new investors, and investors may not be able to assess post-split market prices before investing.

Risks Relating to our Liquidity and Need for Capital

We need additional capital which may not be available on commercially acceptable terms, if at all, and a risk exists whether or not WorldCALL Public can continue as a going concern.

We need additional capital to support our operations and to undertake our business plan. We may also require additional funding in the future to support our operations or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing stockholders. As of December 31, 2025, the outstanding principal amount of our external debt for bank loans, and other borrowings amounted to approximately $8.61 million of which $4.88 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $150 million. Furthermore, we may incur additional debt in the future, and may not have sufficient funds to repay our indebtedness, jeopardizing our business viability. We also borrowed $1.625 million from certain investors and issued those investors Convertible Promissory Notes (“Convertible Notes”) (discussed below).

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

The Company incurred a net loss of $3.15 million during the year ended December 31, 2025 (2024: $2.95 million). As of December 31, 2025, the accumulated loss of WorldCALL Public stands at $67.77 million (December 31, 2024: $67.30 million) and its current liabilities exceed its current assets by $29.42 million (December 31, 2024: $29.65 million). These conditions and contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about WorldCALL Public’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

We, WorldCALL Public and 123 Investments Limited may not be able to borrow or raise additional capital in the future to meet our or their needs or to otherwise provide the capital necessary to expand our or their operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us or WorldCALL Public or 123 Investments Limited on terms that are acceptable. Consequently, we and WorldCALL Public and 123 Investments Limited may not be able to proceed with our/their intended business plans. Obtaining additional financing contains risks, including:

•

additional equity financing may not be available to us or WorldCALL Public or 123 Investments Limited on satisfactory terms and any equity we or WorldCALL Public or 123 Investments Limited are able to issue could lead to dilution for current stockholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us or WorldCALL Public or 123 Investments Limited from being able to obtain adequate debt financing; and

•

if we or WorldCALL Public or 123 Investments Limited fail to obtain required additional financing to commercialize our or their planned products and grow our or their business, we and WorldCALL Public and 123 Investments Limited would need to delay or scale back our and WorldCALL Public’s and 123 Investments Limited’s business plan, reduce our and WorldCALL Public’s and 123 Investments Limited’s operating costs, or delay product launches, each of which would have a material adverse effect on our and WorldCALL Public’s and 123 Investments Limited’s business, future prospects, and financial condition.

Additionally, we may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of WorldCALL Public’s current outstanding Term Finance Certificates (TFCs) currently impose, and any future financings may impose restrictions on our right to declare dividends (provided that none are currently planned) or on the manner in which we conduct our business. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Our substantial amounts of indebtedness, a significant portion of which is in default, and debt service obligations could materially decrease our cash flow, which could adversely affect our business and financial condition.

We have substantial amounts of indebtedness and debt service obligations. As of December 31, 2025, the outstanding principal amount of our external debt for bank loans, and other borrowings amounted to approximately $8.61 million of which $4.88 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $1.50 million. Furthermore, we may incur additional debt in the future, and may not have sufficient funds to repay our indebtedness, jeopardizing our business viability. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes.

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

Involuntary deconsolidation of our Pakistan operations or both would also make it more difficult or impossible to comply with certain of these ratios. Failure to comply with these covenants or provisions, certain of which are already in default, may result in a default or continued defaults, which could increase the cost of securing additional capital, lead to accelerated repayment of our indebtedness (provided that no such indebtedness has been accelerated to date) or result in the loss of any assets that secure the defaulted indebtedness or to which our creditors otherwise have recourse. Such an acceleration of the obligations under one or more of these agreements (including as a result of cross-default or cross-acceleration) could have a material adverse effect on our business, financial condition, results of operations or prospects, and in particular on our liquidity and our shareholders’ equity. In addition, covenants in certain of our debt agreements could restrict our liquidity and our ability to expand or finance our future operations. Additionally, because of our substantial amounts of indebtedness and the limits imposed by our debt obligations, our business could suffer significant negative consequences, such as the need to dedicate a substantial portion of our cash flows from operations to the repayment of our debt, thereby reducing funds available for paying dividends, working capital, capital expenditures, acquisitions, joint ventures and other purposes necessary for us to maintain our competitive position, flexibility, and resiliency in the face of general adverse economic or industry conditions.

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

Our debt, a significant portion of which is in default, is secured by security interests.

We have significant amounts of debt. The principal amount of our debt as of December 31, 2025, was $8.61 million, consisting of $4.14 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $4.47 million, which included short term loan of $2.06 million of 123 Investments. A total of $4.88 million of such debts, including all of the TFC are in default, and the lender has not served any notice of default to date. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes. Certain of these debt facilities are secured by substantially all of our assets and a pledge of the securities of our subsidiaries, and require significant cash to fund principal and interest payments. In the past we have not paid certain amounts of our debt, including under certain term finance certificates. As a result of the above, our creditors, under our secured debt a significant portion of which is already in default, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

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

If for any reason we are unable to meet our current or future potential debt service and repayment obligations, certain of which are already in default, we may be in default under the terms of the agreements governing such indebtedness, which could allow our creditors at that time to declare such outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on any of our assets that are their collateral. If the amounts outstanding under such indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Risks Relating to our Operations and Industry

Our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively.

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

If WorldCALL Public or 123 Investments Limited issues more shares, our ownership of such entities could go below 50%.

As a public listed company in Pakistan, WorldCALL Public may issue more rights shares, which we may not be able to exercise, including as part of the settlement of outstanding claims, thus diluting our ownership in WorldCALL Public. WorldCALL Public is required to obtain consent of shareholders in order to issue additional shares, and as a majority shareholder we can vote against the issuance of additional shares. However, we may allow the issuance of additional shares to manage local financing for WorldCALL Public. Additionally, although 123 Investments Limited is prohibited from issuing more ordinary shares, subject to the terms of a Shareholders Agreement, 123 Investments Limited could potentially issue more ordinary shares in the future. In the event that WorldCALL Public and/or 123 Investments Limited issues more shares in the future, our ownership of such entities could fall below 50%, which could mean we would lose control of such entities and it is possible that we would no longer consolidate such entities’ financial statements and operations into the Company.

Shares of WorldCALL Public are pledged by WorldCall Private to secure various obligations, and in the event WorldCall Private defaults in such obligations, our ownership of WorldCALL Public may decrease below 50%.

A total of 301.8 million ordinary shares of WorldCALL Public (3% of WorldCALL Public’s outstanding shares on a fully diluted basis) have been pledged by WorldCall Private to secured various loan and debt facilities. In the past, certain installment payments due in connection with those secured obligations have not been paid when due, and the debt holders have sold pledged shares to settle amounts due. If those loans and debts are not timely paid in the future by WorldCALL Public and WorldCALL Private, the debt holders may foreclose on additional pledged shares, and liquidate those shares in the public market, resulting in a decrease of the ownership of WorldCALL Public held by WorldCall Private, and consequently a decrease in our ownership of WorldCALL Public, to up to 3%. As a result, WorldCALL Public’s and WorldCALL Private’s failure to pay amounts due on its outstanding debts could result in our ownership of WorldCALL Public declining below 50%, which may require us to deconsolidate WorldCALL Public and could result in the Company being deemed an investment company (see also the risk factor below entitled, “We are subject to the risk of becoming an investment company.”

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

Our involvement in numerous legal proceedings exposes us to significant costs, potential judgments, damages, and other liabilities that could adversely affect our business, financial condition, and results of operations.

As discussed in greater detail under or incorporated by reference into “Item 3. Legal Proceedings”, we are involved in numerous legal proceedings, and may in the future become involved in additional legal proceedings, and/or become subject to claims, disputes, investigations, and litigation arising in the ordinary course of our business and otherwise. These matters may include, among other things, contractual disputes, employment-related claims, intellectual property matters, securities-related claims, regulatory inquiries and lawsuits, and other commercial or civil actions. Some of these proceedings currently seek and may in the future seek, substantial monetary damages, penalties, or other forms of relief, and certain matters may result in judgments or settlements requiring us to pay significant sums or being required to cease certain of our business activities.

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

Our primary source of telecom revenue comes from prepaid customers, who are not required to enter into long-term fixed contracts, and we cannot be certain that these customers will continue to use our services and at the usage levels we expect. Prepaid customers are individual households who subscribe to the Company’s data and cable TV services, without entering into long-term fixed contracts. Invoices for these customers are issued at the beginning of each month, and the arrangements are short-term in nature. A significant portion of our telecom revenue, approximately 79% as of the date of this report, comes from telecom operators and significant corporate clients that are provided connectivity services by WorldCALL Public on its fiber optic network, which are required to enter into long-term fixed contracts. WorldCALL Public enters into maintenance service contracts with customers which provide for quarterly maintenance payments to be paid to WorldCALL Public to maintain fiber optic cables. Services to these telecom operators and significant corporate clients are on a postpaid basis, where services are delivered first, and the customers are then invoiced in accordance with the agreed billing cycles stipulated in their respective contracts. Such contracts establish a longer-term relationship and recurring revenue stream for the Company, as compared to the relatively short-term arrangements with prepaid customers who have no fixed contracts. These contracts typically have a term of 20 years, provide for the customer to pay quarterly maintenance payments, provides for the right of either party to terminate the agreement with 60 days’ notice upon a breach of the agreement, if not cured in such period, allows for termination if the counterparty becomes insolvent, goes into liquidation (other than for restructuring), has a receiver or administrator appointed, makes arrangements with creditors, has assets seized, or stops business in a way that affects the other party’s rights. In addition, the customer can end the agreement at any time by giving 90 days’ written notice for any reason or no reason. In that case, WorldCALL Public must refund any unused advance payments made by the customer within 30 days after the notice period ends.

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

We may be unable to develop additional revenue market share in markets where the potential for additional growth of our customer base is limited, and we may incur significant capital expenditures as our customers demand new services, technologies and increased access.

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

As a holding company with operating subsidiaries, we depend on the performance of WorldCALL Public and 123 Investments Limited, our majority owned subsidiary, and its ability to pay dividends or make other transfers to us as well as the ability to make certain intercompany payments and transfers.

We are a holding company and do not conduct any revenue-generating business operations of our own. Our principal assets are the direct and indirect equity interests we own in our operating subsidiaries, and as a result, we depend on cash dividends, distributions, loans, or other transfers received from our subsidiaries to make dividend payments to its shareholders, and service interest and principal payments on the indebtedness incurred, and to meet other obligations. The ability of our subsidiaries to pay dividends and make other transfers to us is not guaranteed, as it depends on the success of their businesses and may be restricted by applicable corporate, tax, and other laws and regulations. Such restrictions include restrictions on dividends, limitations on repatriation of cash and earnings and on the making of loans and repayment of debts, monetary transfer restrictions, covenants in our financing agreements, and foreign currency exchange controls and related restrictions in certain agreements or Pakistan where WorldCALL Public operates or the UK where 123 Investments Limited operates, or all of those jurisdictions. Capital controls and other restrictions, asset freezes, including limitations on the payment of dividends or international funds transfers, may be imposed in Pakistan or the UK, along with punitive taxes and penalties targeted at certain foreign entities, which may impact our ability to receive loan repayments, dividends and distributions from Pakistan or the UK.

Additionally, the Third Supplemental Trust Deed entered into by and between WorldCALL Public and trustee named therein, dated September 27, 2018, includes a restriction on the payment of dividends, which prohibits WorldCALL Public from declaring any dividends until all Term Finance Certificates have been paid in full, without the prior written consent of the trustee, and subject to certain other requirements, including WorldCALL Public continuing to meet certain debt service ratios and no event of default having occurred under the Third Supplemental Trust Deed.

The inability to make payments and/or transfer funds and/or the restrictions under the Third Supplemental Trust Deed which prohibit the payment of cash dividends, and/or which limit distributions, the repayment of indebtedness, or payment of debt servicing obligations, could result in a default under any such instruments.

Furthermore, our ability to withdraw funds and dividends from our subsidiaries and operating companies may depend on the consent of our strategic partners, where applicable, as well as the tax regimes and treaties between the U.S. and Pakistan and the UK.

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

Our technology, media, broadband and telecom operations are conducted through our 55% owned subsidiary, WorldCALL Public and its 100% owned subsidiaries, WorldCall Private and FZC. Each is responsible for managing its own cybersecurity risks and putting in place all operational preventive, detective and response capabilities; our operations and business continuity are dependent on how it protects and maintains its network equipment, IT systems and other assets. Although we devote significant resources to the development and improvement of our IT and security systems, we are and will continue to remain vulnerable to cyber-attacks and other cybersecurity threats that could lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, including customer information. Our systems are vulnerable to harmful viruses and the spread of malicious software that could compromise the confidentiality, integrity or availability of our technology assets. In addition, unauthorized users or hackers may access and process the customer and business information we hold, or authorized users may improperly process such data. Such risks are inherent in our business operations, and we will never be able to fully insulate ourselves from these risks. Our systems will remain vulnerable to attacks by third parties who are able to thwart the safeguards we have in place with tactics that are unforeseen or prove to be too sophisticated.

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

For additional risks regarding the intellectual property of Moda in Pelle, see below under “Risks Related to Moda in Pelle”.

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

Risks Related to the Exchange

We will be required to issue additional shares of Series A Preferred Stock or common stock to the shareholders of Moda in Pelle, which could result in significant dilution to our existing stockholders and are required to pay $1 million to the shareholders of Moda in Pelle.

Pursuant to the Exchange Agreement, we have agreed to issue up to an additional 9,200 shares of Series A Preferred Stock as holdback shares and up to $1.0 million of additional consideration, if specified earnout conditions are satisfied, which require that both (a) the total EBITDA of Moda in Pelle in the fiscal year ended December 31, 2026 is equal to or greater than £2.5 million Pound Sterling (GBP); and (b) the total net profit of Moda in Pelle in the fiscal year ended December 31, 2026 is equal to or greater than 1.0 million GBP, based on the financial statements of Moda in Pelle provided to the Company by February 28, 2027, provided that because we did not uplist our common stock to a securities exchange by December 31, 2025, the earnout consideration requirement is deemed automatically met and the Earnout Consideration will be due and payable regardless of the financial results of Moda in Pelle. The earnout consideration may, at our option, be paid in cash or in shares of our common stock. If we elect, or are economically incentivized, to satisfy the earnout in equity we may be required to issue a substantial number of additional shares of common stock, particularly if the market price of our common stock is low at the applicable measurement date. Any such issuances would dilute the ownership interests of our existing stockholders, may adversely affect the market price of our common stock and could make it more difficult for us to raise additional capital on favorable terms.

The exercise of the put option by the shareholders of Moda in Pelle could require us to issue a significant number of shares of common stock or otherwise impact our capital resources.

The Shareholders Agreement grants the shareholders of Moda in Pelle a put option that, if exercised, would require us to issue shares of our common stock in exchange for up to 10% of the remaining equity of Moda in Pelle held by such shareholders. The number of shares issuable upon exercise of the put option is based on a formula tied to the valuation of Moda in Pelle and the trading price of our common stock, subject to a floor price, as discussed. If our stock price is depressed at the time of exercise, we may be required to issue a large number of shares, resulting in significant dilution to our existing stockholders.

We may be required to use significant cash resources or provide collateral in connection with the Credit Facility for Moda in Pelle, which could adversely affect our liquidity and financial flexibility.

We have agreed to make available to Moda in Pelle a three-year revolving Credit Facility of up to $3.0 million. Providing this facility may require us to commit substantial cash resources that could otherwise be used for our own operations, growth initiatives or debt service. If we are unable to provide the Credit Facility by the applicable deadline, we may be required to provide sufficient collateral or security to enable Moda in Pelle to obtain third-party financing. Any such collateralization could restrict our ability to incur additional indebtedness, reduce our financial flexibility and expose us to additional risk if the collateral is enforced by lenders.

Our obligation to provide the Credit Facility exposes us to credit risk and operational risk associated with the performance of Moda in Pelle.

Amounts drawn under the Credit Facility will be subject to repayment by Moda in Pelle. If Moda in Pelle is unable to generate sufficient cash flows to service or repay amounts borrowed, we may incur losses, be required to impair receivables or be forced to restructure or forgive amounts owed. In addition, the requirement that the Credit Facility be fully drawn within the first eighteen months of its term may accelerate our exposure to these risks. Any material losses or disputes arising from the Credit Facility could adversely affect our results of operations and financial condition.

The buyout and put option mechanics could result in significant and unpredictable cash or equity obligations.

The Shareholders Agreement includes a buyout right in favor of the Company and a put option in favor of the shareholders of Moda in Pelle, each of which is based on financial metrics such as EBITDA and free cash flow and subject to minimum valuation thresholds. These formulas could result in purchase prices or equity issuances that are significantly higher than anticipated at the time of the Exchange. The timing and magnitude of any resulting obligations are difficult to predict and could create volatility in our capital structure, liquidity needs and reported financial results.

We may face integration, governance and operational risks associated with our majority ownership, but not full ownership, of Moda in Pelle.

Following the Closing, we own 51% of Moda in Pelle, with the remaining equity held by the existing shareholders. Although we will have the ability to appoint a majority of the board of directors of Moda in Pelle, certain actions require supermajority approval, and minority ownership interests will remain. This structure may limit our ability to unilaterally implement strategic, operational or financial decisions and could result in disagreements or conflicts with the minority shareholders. Any such disputes could distract management, delay decision-making and adversely affect the performance of Moda in Pelle and our consolidated results.

Restrictions, management fee arrangements and related-party dynamics may adversely affect the financial performance of Moda in Pelle.

The Shareholders Agreement entitles the shareholders of Moda in Pelle to receive a management fee based on a percentage of net profit of Moda in Pelle, subject to certain reductions and termination conditions. These payments could reduce the amount of cash available for reinvestment in the business of Moda in Pelle or for distribution to us as majority owner. In addition, the existence of ongoing management fee arrangements and other contractual rights in favor of the minority shareholders could give rise to perceived or actual conflicts of interest, which may negatively impact operational efficiency and financial performance.

The complex contractual arrangements related to the Exchange may increase the risk of disputes and litigation.

The Exchange Agreement, Shareholders Agreement, Voting Agreement and Lock-Up Agreement contain numerous conditions, formulas, deadlines and interdependent obligations. The interpretation and application of these provisions may be subject to differing views among the parties, particularly with respect to financial performance calculations, earnout eligibility, credit facility requirements and valuation metrics. Any disputes or litigation arising from these agreements could result in significant costs, management distraction and adverse outcomes for the Company.

Risks Related to our Series A Preferred Stock

The liquidation preference of the Series A Preferred Stock could significantly reduce the amount of assets available for distribution to holders of our common stock upon a liquidation, dissolution or winding-up of the Company.

Upon any liquidation, dissolution or winding-up of the Company, holders of our Series A Preferred Stock are entitled to receive, prior to any distribution to holders of our common stock and junior securities, an amount per share equal to the greater of (i) the stated value of such share or (ii) the amount that would have been payable had such share been converted into common stock immediately prior to such liquidation. As of the date of this report, the aggregate liquidation preference of the outstanding Series A Preferred Stock would be $8.2 million.

As a result of this liquidation preference, in a liquidation scenario, the holders of the Series A Preferred Stock could receive all or a substantial portion of the Company’s available assets before any amounts are distributed to holders of our common stock. If the Company’s assets are insufficient to satisfy the liquidation preference in full, holders of common stock would receive no proceeds. This structure may also discourage or complicate a potential change-of-control transaction that could otherwise be favorable to holders of our common stock, as potential acquirers may be unwilling to assume or satisfy the Series A liquidation preference.

The conversion features of the Series A Preferred Stock may result in significant dilution to existing stockholders, particularly upon an uplisting or following the expiration of the optional conversion period.

Each share of Series A Preferred Stock is convertible into shares of our common stock at a conversion price that reflects a discount to the initial sales price of our common stock in connection with an uplisting to a national securities exchange, subject to a floor price in certain circumstances and in addition, the Series A Preferred Stock will automatically convert into common stock upon the earlier of the approval of an uplisting or the expiration of the optional conversion period, each as discussed in greater detail.

These conversion mechanics may result in the issuance of a substantial number of shares of common stock at prices below the then-prevailing market price, which would dilute the ownership interests of existing stockholders and could adversely affect the market price of our common stock. The level of dilution will depend on, among other things, the trading price of our common stock at the time of conversion and the number of shares of Series A Preferred Stock outstanding.

The automatic conversion of the Series A Preferred Stock could increase volatility in the trading price of our common stock following an uplisting.

The automatic conversion of the Series A Preferred Stock upon the approval of an uplisting or at the end of the optional conversion period will result in the issuance of shares of common stock to the Series A holders, who may choose to sell some or all of such shares in the public market pursuant to Rule 144 of the Securities Act. Any such sales, or the perception that such sales may occur, could place downward pressure on the market price of our common stock and increase price volatility, particularly in the period immediately following an uplisting.

Holders of Series A Preferred Stock have protective provisions that may limit our operational and strategic flexibility and could adversely affect holders of common stock.

So long as any shares of Series A Preferred Stock remain outstanding, we are subject to certain protective provisions that require the approval of the holders of a majority of the outstanding Series A Preferred Stock, voting as a separate class, before we may take specified actions. These actions include, among others, amending the Series A designation, issuing additional Series A Preferred Stock (other than as permitted under the applicable exchange agreement), authorizing securities with liquidation rights senior to the Series A Preferred Stock, or taking certain actions that would adversely affect the rights, preferences or privileges of the Series A Preferred Stock.

These protective provisions may restrict our ability to raise additional capital, restructure our capital stock, pursue strategic transactions or otherwise respond to changing market conditions in a timely manner. In addition, the interests of the Series A Preferred Stockholders may differ from those of holders of our common stock, and the exercise of these protective rights could result in outcomes that are less favorable to common stockholders.

The absence of dividend and redemption rights for the Series A Preferred Stock may affect investor incentives and the timing of conversion or sales of common stock.

The Series A Preferred Stock does not accrue dividends and generally is not redeemable. As a result, holders of Series A Preferred Stock may be incentivized to convert their shares into common stock and sell such shares following an uplisting or other liquidity event, rather than holding their investment for long-term appreciation. Any such sales could negatively impact the trading price of our common stock.

Risk Factors Related to Moda in Pelle

Moda in Pelle will require additional capital to fund its operations and grow, and its inability to obtain such capital, or to adequately manage its existing capital resources, could materially adversely affect its business, financial condition and operating results.

To support their operations and future expansion, Moda in Pelle must have sufficient capital to continue to make investments and to fund its operations. Although we are required to provide Moda in Pelle a $3 million Credit Facility as part of the acquisition, if are unable to provide that funding, or if additional funding is required and such financing is not available, on favorable terms or at all, Moda in Pelle may be unable to operate its business, repay outstanding indebtedness or execute on its strategic plan to create net revenue growth, in each case at the rate desired or at all, and its operating results would suffer. The inability of Moda in Pelle to obtain adequate capital resources, to adequately manage its existing capital resources, or to fund its business and strategies would require it to delay, scale back or eliminate some or all of their operations or any future expansion of their business, which could materially adversely affect its business, financial condition and operating results, and in turn our financial condition and operating results.

The business of Moda in Pelle, including its costs and supply chain, is subject to risks associated with sourcing, manufacturing and warehousing.

Moda in Pelle currently sources, and is expected to continue to source, all of their merchandise from third-party vendors, and as a result, may be subject to price fluctuations or demand disruptions. The operating results of Moda in Pelle will be negatively impacted by increases in the prices of merchandise, and there are no guarantees that prices will not rise in the future. In addition, as Moda in Pelle expands into new categories and product types, it expects that it may not have strong purchasing power in these new areas, which could lead to higher prices than it has historically seen in its current categories. Moda in Pelle may not be able to pass increased prices on to customers, which could adversely affect operating results. Moreover, in the event of a significant disruption in the supply of the leather, fabrics, materials or raw materials used in the manufacture of the merchandise Moda in Pelle offers and will offer, the vendors that it works with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of Moda in Pelle’s vendors, and caused shipping delays for certain of its merchandise. Any delays, interruption, damage to or increased costs in the manufacture of the merchandise Moda in Pelle offers could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether, and could adversely affect Moda in Pelle’s operating results. Moda in Pelle is also subject to risks associated with inflation and increasing costs of raw materials, manufacturing or vendor costs.

In addition, we cannot guarantee that merchandise Moda in Pelle receives from vendors will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in a distribution center or when returned by customers. While Moda in Pelle takes measures to ensure merchandise quality and avoid damage, including evaluating vendor product samples, conducting inventory inspections and inspecting returned product, Moda in Pelle cannot control merchandise while it is out of its possession. Moda in Pelle may incur additional expenses and its reputation could be harmed if customers or potential customers believe that its merchandise is not of high-quality or may be damaged.

Moda in Pelle’s ability to source merchandise could be negatively impacted if new trade restrictions are imposed or existing trade restrictions become more burdensome.

China and India, where the majority of Moda in Pelle’s products have historically been manufactured, may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. These restrictions or regulations could have an adverse effect on Moda in Pelle’s financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for Moda in Pelle to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to Moda in Pelle or may require Moda in Pelle to modify its future supply chain organization or other business practices, any of which could harm Moda in Pelle’s business, financial condition, and results of operations. Moda in Pelle is dependent on international trade agreements and regulations. If the UK were to withdraw from or materially modify certain international trade agreements, Moda in Pelle’s business could be adversely affected.

Moda in Pelle’s financial results are subject to quarterly fluctuations.

Moda in Pelle’s results of operations may fluctuate from quarter-to-quarter and are affected by a variety of factors, including:

•	the timing of larger shipments of products;

•	market acceptance of its products;

•	the mix, pricing, and presentation of the products offered and sold;

•	the hiring and training of additional personnel;

•	inventory write-downs for obsolescence;

•	the cost of materials;

•	the product mix between wholesale and retail;

•	the incurrence of other operating costs;

•	factors beyond its control, such as health pandemics, general economic conditions, declines in consumer confidence, and actions of competitors;

•	the timing of holidays; and

•	weather conditions.

In addition, Moda in Pelle expects that its sales and operating results may be significantly impacted by the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Changes in bag, accessories and footwear costs and availability could materially adversely affect Moda in Pelle’s businesses.

The future success of Moda in Pelle’s business depends in part on its ability to anticipate and react to changes in bag, accessories and footwear costs and availability and to anticipate and respond to changes in the cost, quality and availability of leather and other materials used in the manufacture of its footwear. Moda in Pelle is susceptible to increases in material costs as a result of factors beyond its control, such as general economic conditions, market changes, increased competition, increased competition for leather and other footwear inputs, changes in inflation, exchange rate fluctuations, seasonal supply fluctuations, shortages or interruptions in the supply of hides or other raw materials, weather conditions, changes in global climates, shipping delays, global demand, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands suitable for growing textiles, changes in laws or policies affecting livestock, tanning or environmental practices, regulatory restrictions on leather production or chemical use, declines in livestock populations, reliance on third-party tanneries or suppliers, the availability of synthetic fabrics, product recalls and government regulations. Moda in Pelle generally does not have long-term supply contracts or guaranteed purchase commitments with suppliers. Additionally, inflation, which has recently increased and is still higher than it has been in the last several years, can have both a short-term and a long-term impact on Moda in Pelle because of increasing costs of materials, shipping and labor, which may impact its ability to maintain satisfactory margins. Moda in Pelle has experienced increases in product manufacturing costs and other expenses due to inflation. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending by customers. Increases in manufacturing and other product and shipping costs due to inflation, like those currently being experienced, will require Moda in Pelle to raise prices or cut other expenses to maintain current margins, and any required increase in the pricing of products may be met with decreased demand, which could materially adversely affect Moda in Pelle’s margins, revenues and results of operations. Additionally, any prolonged increase in the cost or decrease in the availability or quality of leather or other key materials could adversely affect Moda in Pelle’s margins, production schedules, and ability to meet customer demand.

Economic uncertainty has in the past affected, and may in the future effect, consumer purchases of discretionary items, which has affected demand for Moda in Pelle’s products and may continue to adversely affect demand for its products in the future.

Moda in Pelle’s products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. Adverse economic conditions, such as a recession in the UK, or protracted periods of high inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, all of which pose a risk to Moda in Pelle’s business. Any sustained economic downturn in the UK may cause significant readjustments in both the volume and mix of Moda in Pelle’s product sales, which could materially and adversely affect Moda in Pelle’s business, operating results and financial condition. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of Moda in Pelle’s vendors, which could have a material adverse effect on Moda in Pelle’s business, prospects, results of operations, financial condition and/or cash flows. If Moda in Pelle is unable to successfully navigate adverse economic conditions, including offsetting the impact of high inflation and high energy prices on Moda in Pelle’s business, Moda in Pelle’s business, financial condition, and results of operations may be adversely affected. Additionally, unfavorable economic conditions have led and, in the future, may lead, consumers to delay or reduce purchases of Moda in Pelle’s products. Consumer demand for Moda in Pelle’s products may decline as a result of an economic downturn, recession, or economic uncertainty in the UK or elsewhere. Moda in Pelle’s sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on Moda in Pelle’s business, results of operations, and financial condition.

Economic uncertainty may affect Moda in Pelle’s access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, the current ongoing war between Hamas and Israel, which began in October 2023 and the conflict with Iran which is ongoing and may lead to further disruption in the Middle East. These conditions remain unpredictable and create uncertainties about Moda in Pelle’s ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on Moda in Pelle’s business, future results of operations, and financial condition.

Adverse macro-economic conditions, including inflation, could adversely impact Moda in Pelle’s operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for Moda in Pelle’s suppliers and the stability of Moda in Pelle’s industry. If inflation remains at current levels for an extended period, or increases, and Moda in Pelle is unable to successfully mitigate the impact, Moda in Pelle’s costs are likely to increase, resulting in pressure on Moda in Pelle’s profits, margins and cash flows, particularly any fixed-price contracts. Any of the above may have a material adverse effect on Moda in Pelle’s results of operations and the value of the Company’s securities.

Moda in Pelle’s business and global supply chain and as a result, its results of operations, could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Moda in Pelle’s business and global supply chain are vulnerable to the effects of natural disasters, extreme weather events, and other catastrophic occurrences. In the UK and Europe, these risks include flooding, severe storms, heatwaves, droughts, and other extreme weather conditions, which may disrupt retail operations, logistics networks, distribution centers, and consumer demand. In addition, Moda in Pelle sources products from regions that are exposed to earthquakes, typhoons, flooding, and other climate-related events, including areas experiencing increasing water stress. Moda in Pelle may also be subject to unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which its fulfilment centers, corporate offices or Moda in Pelle’s vendors’ manufacturing facilities are located, and could disrupt Moda in Pelle’s vendors’ operations. Additionally, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, and the physical changes prompted by climate change could result in increased regulation or changes in consumer preferences.

In particular, these types of events could impact Moda in Pelle’s supply chain from or to the impacted region and could impact Moda in Pelle’s ability or other third parties to operate Moda in Pelle’s websites, brick and motor locations or distribution centers. These types of events could also negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at Moda in Pelle’s vendors’ manufacturing facilities could impact Moda in Pelle’s reputation and Moda in Pelle’s customers’ perception of Moda in Pelle’s brands. To the extent any of these events occur, Moda in Pelle’s business and results of operations could be adversely affected.

If the use of “cookie” tracking technologies is further restricted, regulated or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information Moda in Pelle collects would decrease, which could harm Moda in Pelle’s business and operating results.

Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. Some of Moda in Pelle’s third-party service providers, collect data via cookies that are used to track the behavior of visitors to Moda in Pelle’s sites, provide a more personal and interactive experience and increase the effectiveness of Moda in Pelle’s marketing. However, internet users can easily disable, delete and block cookies directly through browser settings or through other software, browser extensions or hardware platforms that physically block cookies from being created and stored.

Privacy regulations and policies by device operating systems, such as iOS or Android, restrict how we deploy Moda in Pelle’s cookies and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems. Users can decide to opt out of nearly all cookie data creation, which could negatively impact Moda in Pelle’s operating results. Moda in Pelle may have to develop alternative systems to determine Moda in Pelle’s consumers’ behavior, customize their online experience or efficiently market to them if consumers block cookies or regulations introduce additional barriers to collecting cookie data.

System interruptions that impair client access to Moda in Pelle’s websites or other performance failures in Moda in Pelle’s technology infrastructure could damage Moda in Pelle’s business.

The satisfactory performance, reliability, and availability of Moda in Pelle’s websites, internal applications, and technology infrastructure are critical to Moda in Pelle’s business. Moda in Pelle relies on its website to engage with Moda in Pelle’s clients and sell them merchandise. Moda in Pelle also relies on a host of internal custom-built applications to run critical business functions, such as credit card processing, merchandise purchasing, warehouse operations, and order fulfillment. In addition, Moda in Pelle relies on a variety of third-party, cloud-based solution vendors for key elements of Moda in Pelle’s technology infrastructure. These systems are vulnerable to damage or interruption. Interruptions may also be caused by a variety of incidents, including human error, Moda in Pelle’s failure to update or improve its proprietary systems, cyber attacks, fire, flood, earthquake, power loss, or telecommunications failures. Any failure or interruption of Moda in Pelle’s website, payment processing systems, internal business applications, or its technology infrastructure could harm Moda in Pelle’s ability to serve its clients, which would adversely affect Moda in Pelle’s business and operating results.

Increased competition presents an ongoing threat to the success of Moda in Pelle’s business.

Moda in Pelle expects competition for its products to increase in the future. Moda in Pelle competes with other brick and mortar shoe stores and online shoe stores. Moda in Pelle believes that its ability to compete depends upon many factors both within and beyond Moda in Pelle’s control, including:

•	Moda in Pelle’s marketing efforts;

•	the flexibility and variety of Moda in Pelle’s product offerings relative to Moda in Pelle’s competitors, and Moda in Pelle’s ability to timely launch new product initiatives;

•	the quality and price of products offered by Moda in Pelle’s competitors;

•	the cost of rent at Moda in Pelle’s brick and mortar locations;

•	Moda in Pelle’s reputation and brand strength relative to Moda in Pelle’s competitors;

•	customer satisfaction;

•	consumer tastes and preferences, which change from time to time;

•	the size and composition of Moda in Pelle’s customer base;

•	the convenience of the experience that it provides;

•	Moda in Pelle’s ability to comply with, and manage the costs of complying with, laws and regulations applicable to Moda in Pelle’s business;

•	Moda in Pelle’s ability to cost-effectively source and distribute the products it offers and to manage Moda in Pelle’s operations, including as a result of changes in inflation; and

•	the styling of Moda in Pelle’s products.

Some of Moda in Pelle’s current competitors have, and potential competitors may have, longer operating histories, larger or more efficient fulfillment infrastructures, more locations, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than Moda in Pelle does. In addition, business combinations and consolidation in and across the industries in which Moda in Pelle competes could further increase the competition it faces and result in competitors with significantly greater resources and customer bases than Moda in Pelle. Further, some of Moda in Pelle’s other current or potential competitors may be smaller, less regulated, and have a greater ability to reposition their product offerings than they do. These factors may allow Moda in Pelle’s competitors to derive greater sales and profits from their existing customer base, acquire customers at lower costs, respond more quickly than they can to changes in consumer demand and tastes, or otherwise compete with them effectively, which may adversely affect Moda in Pelle’s business, financial condition and operating results. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate additional sales more effectively than Moda in Pelle does.

Furthermore, companies with greater resources or more well-known brand names may attempt to compete with Moda in Pelle, and as a result, Moda in Pelle may lose current or potential customers and may be unable to generate sufficient revenues to support Moda in Pelle’s operations, any one of which could have a material adverse effect on Moda in Pelle’s ability to grow and Moda in Pelle’s results of operations.

Moda in Pelle’s business depends on Moda in Pelle’s brands, and any failure to maintain, protect or enhance Moda in Pelle’s brands, including as a result of events outside Moda in Pelle’s control, could materially adversely affect Moda in Pelle’s business.

Moda in Pelle believes that it has developed a strong and trusted brand, and we believe Moda in Pelle’s future success depends on Moda in Pelle’s ability to maintain and grow the value of the “Moda in Pelle”, “Shoon”, “M by Moda”, “French Dressing”, “Bsoleful”, “Emma Somerset” and “Moda Footwear”, and other brands. Maintaining, promoting and positioning Moda in Pelle’s brands and reputation will depend on, among other factors, the success of Moda in Pelle’s marketing and merchandising efforts and Moda in Pelle’s ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect Moda in Pelle’s business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of Moda in Pelle’s customers or suppliers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of Moda in Pelle’s brand and significantly damage Moda in Pelle’s business.

The value of Moda in Pelle’s brands also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact Moda in Pelle’s profitability. Failure to manage or train Moda in Pelle’s own or outsourced customer support representatives properly, or Moda in Pelle’s inability to hire sufficient customer support representatives could result in lower-quality customer support and/or increased customer response times, compromising Moda in Pelle’s ability to handle customer complaints effectively.

Changes in consumer tastes and preferences or in consumer spending and other economic or financial market conditions could materially adversely affect Moda in Pelle’s business and Moda in Pelle’s inability to develop and introduce new merchandise offerings in a timely and cost-effective manner may damage Moda in Pelle’s business, financial condition and operating results.

Moda in Pelle’s operating results may be materially adversely affected by changes in consumer tastes and preferences. Moda in Pelle’s future success depends in part on its ability to anticipate the tastes, shopping habits, trends and lifestyle preferences of consumers and to offer products that appeal to consumer tastes and preferences. Consumer tastes and preferences may change from time to time and can be affected by a number of different trends and other factors that are beyond Moda in Pelle’s control. Moda in Pelle’s competitors may react more efficiently and effectively to these changes than it can. If Moda in Pelle fails to anticipate, identify or react to changes and trends, or to introduce new and improved product offerings on a timely basis, it may experience reduced demand for its product offerings, which could materially adversely affect its business, financial condition and operating results.

Furthermore, preferences and overall economic conditions that impact consumer confidence and spending, including discretionary spending, could have a material impact on Moda in Pelle’s business. Economic conditions affecting disposable consumer income such as employment levels, business conditions, slower growth or recession, market volatility and related uncertainty, negative financial news, changes in housing market conditions, the availability of credit, interest rates, tax rates, new or increased tariffs, fuel and energy costs, the effect of natural disasters or acts of terrorism, and other matters, including as a result of changing interest rates and inflation and their impact on economic conditions, could reduce consumer spending or cause consumers to shift their spending to lower-priced alternatives, each of which could materially adversely affect Moda in Pelle’s business, financial condition and operating results.

In addition to an adverse impact on demand for Moda in Pelle’s products, uncertainty about, or a decline in, economic conditions, could have a significant impact on Moda in Pelle’s suppliers, logistics providers and other business partners, including resulting in financial instability, inability to obtain credit to finance operations and insolvency. Moda in Pelle’s vendors and their manufacturing and assembly activities are located outside the UK, and as a result Moda in Pelle’s operations and performance depend on both global and regional economic conditions. These and other economic factors could materially adversely affect Moda in Pelle’s business, financial condition and operating results.

Changes in footwear costs and raw material availability could materially adversely affect Moda in Pelle’s business.

The future success of Moda in Pelle’s business depends in part on its ability to anticipate and react to changes in footwear costs and availability of raw materials. Moda in Pelle is susceptible to increases in costs as a result of factors beyond its control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, shipping delays, global demand, public health crises, such as pandemics and epidemics, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands suitable for growing textiles, declines in the herds of cattle needed for leather, the availability of synthetic fabrics, product recalls and government regulations. For example, future pandemic or diseases or climate change on the availability of natural or man-made fabrics, the number of cattle, and other footwear materials could materially and adversely affect Moda in Pelle’s business, financial condition and operating results. Moda in Pelle generally does not have long-term supply contracts or guaranteed purchase commitments with its suppliers. Additionally, inflation, which has recently been higher than it had in the past several decades, can have both a short-term and a long-term impact on Moda in Pelle because of increasing costs of materials, shipping and labor, which may impact Moda in Pelle’s ability to maintain satisfactory margins. Moda in Pelle has experienced increases in its product manufacturing costs and other expenses due to inflation. Increases in inflation may not be matched by rises in income, which also could have a negative impact on spending by their customers.

Moda in Pelle may be unable to scale its operations fast enough to bring down their cost of sales and generate revenues sufficient to support their operations.

Moda in Pelle believes that in general, the faster it is able to scale up its operations, the lower its cost of sales, as a percentage of revenue, will be, as it believes that certain economics of scale exist with Moda in Pelle’s operations. If it was unable to grow its business fast enough to take advantage of these economies of scale, Moda in Pelle’s operations may suffer, and it may not be profitable.

Moda in Pelle’s acquisition, sales and shipping operations require it to manage and communicate with vendors, partners and third parties all over the world.

Moda in Pelle’s operations require it to keep in contact with, and communicate with, vendors, partners and third parties all over the world. Moda in Pelle’s failure to effectively communicate which such parties, either due to issues with connectivity, communication issues, or changes in time zones, among others, could have a material adverse effect on Moda in Pelle’s ability to complete Moda in Pelle’s business plan, expand Moda in Pelle’s operations, manage Moda in Pelle’s sales and growth, and meet customer needs. As a result, such failure could have a material adverse effect on Moda in Pelle’s operations, revenues and future growth.

Disruptions in Moda in Pelle’s warehouse operations could adversely affect sales and customer satisfaction.

Moda in Pelle currently receives, packages and ships merchandise at Moda in Pelle’s warehouses located in Leeds, UK. Moda. Moda in Pelle depends on the orderly operation of Moda in Pelle’s warehouses, and will in the future depend on additional warehouses, to distribute Moda in Pelle’s products. Although Moda in Pelle believes that its receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems may result in delays in the delivery of products to Moda in Pelle’s warehouses, delays in shipping products to customers, or delays in such customers receiving products on a timely basis, which could adversely affect sales and the satisfaction of Moda in Pelle’s customers. Separately, if Moda in Pelle is unable to adequately staff its warehouses or if the cost of such staffing is higher than historical or projected costs, Moda in Pelle’s margins may be negatively affected. In addition, warehousing comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and Moda in Pelle’s reputation and operating results may be harmed.

High levels of product returns, particularly from online sales, could increase costs, reduce net revenue, and adversely affect Moda in Pelle’s margins.

Customers may return merchandise purchased through both Moda in Pelle’s brick-and-mortar stores and online channels. Return rates are generally higher for online sales due to factors such as fit, sizing, color variation, delayed delivery, or customer purchasing behavior. In addition, UK consumer protection laws provide customers with statutory rights to cancel and return certain purchases within prescribed periods, which may increase return volumes.

Product returns result in additional costs, including reverse logistics, handling, inspection, refurbishment, repackaging, and restocking. Returned products may be subject to damage, wear, or seasonal obsolescence, reducing their resale value or requiring markdowns or disposal. Certain returned items may not be suitable for resale at full price or at all.

If return volumes increase beyond Moda in Pelle’s expectations, whether due to changes in consumer behavior, increased online penetration, changes in product mix, or operational execution issues, Moda in Pelle’s net revenue, gross margin, and operating income could be adversely affected. Elevated return rates may also increase working capital requirements and complicate inventory management. Any sustained increase in returns could materially adversely affect Moda in Pelle’s margins and financial condition.

Sustainability expectations and evolving regulatory requirements may increase costs and compliance burdens.

Consumers, investors, and regulators are increasingly focused on environmental and social matters, including responsible sourcing, product transparency, and sustainability practices. Moda in Pelle has implemented initiatives to address these expectations; however, such initiatives may increase sourcing complexity, operating costs, and compliance obligations. Regulatory standards and disclosure requirements relating to environmental and social matters continue to evolve in the UK and other markets in which Moda in Pelle operates. Compliance with these requirements may require additional investment and management attention, and there can be no assurance that any related costs can be offset through pricing or operational efficiencies.

Moda in Pelle relies upon independent third-party transportation providers for substantially all of Moda in Pelle’s e-commerce direct to consumer sales and is subject to increased shipping costs as well as the potential inability of Moda in Pelle’s third-party transportation providers to deliver on a timely basis.

Moda in Pelle currently relies upon independent third-party transportation providers for substantially all of Moda in Pelle’s e-commerce sales, including shipments to and from all of its customers.

Moda in Pelle’s utilization of these delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet Moda in Pelle’s shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather.

The continued shift toward digital and omnichannel retail increases competitive and execution risks.

Consumer purchasing behavior in the footwear sector continues to shift toward online and omnichannel channels, intensifying competition from digitally native brands and large online marketplaces. Digital channels have also contributed to higher customer acquisition costs, increased return rates, and greater operational complexity related to fulfillment and inventory management. In addition, Moda in Pelle relies on third-party digital platforms and online partners. Changes to platform terms, algorithms, commission structures, or consumer traffic patterns, which are largely outside Moda in Pelle’s control, could adversely affect Moda in Pelle’s sales, margins, and brand visibility.

Seasonality and weather-related volatility could adversely affect Moda in Pelle’s operating results.

Moda in Pelle’s business is subject to seasonal fluctuations typical of the footwear industry. Sales are generally stronger during autumn and winter and during promotional periods, while demand in spring and summer may vary based on weather conditions and consumer travel behavior. Unseasonal UK weather, including warmer-than-expected winters, may negatively affect demand for certain product categories. Seasonality also affects inventory levels, working capital requirements, and cash flows. Although we employ phased inventory deliveries and in-season replenishment strategies, these measures may not fully mitigate the impact of unexpected demand shifts, weather variability, or forecasting inaccuracies.

Moda in Pelle’s gross margins could be adversely affected if it is unable to manage its inventory effectively.

The nature of the footwear, bags and accessories industry requires Moda in Pelle to carry a significant amount of inventory. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. Moda in Pelle may enter into contracts for the purchase and manufacture of shoes and merchandise well in advance of the applicable selling season. As a result, Moda in Pelle is vulnerable to demand and pricing shifts and to sub-optimal selection and timing of merchandise purchases. If sales do not meet expectations (for example, due to decreased demand due to deteriorating economic conditions or recessions), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. Moda in Pelle has not always predicted customers’ preferences with accuracy and may have issues predicting preferences in the future. Moda in Pelle’s failure to accurately predict market trends and manage Moda in Pelle’s inventory may require it to write-down future inventory or sell such inventory at a loss.

Moda in Pelle is exposed to the risk of write-downs on the value of its inventory and other assets.

Moda in Pelle records a write-down for product inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. Moda in Pelle reviews long-lived assets and inventory for impairment whenever events or circumstances indicate the assets may not be recoverable. If Moda in Pelle determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. In the future, Moda in Pelle may incur write-downs, fees, impairments and other charges, and such impairments may be material and may materially adversely affect Moda in Pelle’s cash flows, results of operations and working capital.

Moda in Pelle’s business is highly dependent upon its ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors. Moda in Pelle’s inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect Moda in Pelle’s brand image.

Moda in Pelle’s success depends in large part upon its ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into desired product offerings. Moda in Pelle’s failure to identify and react appropriately to new and changing fashion trends or tastes, to accurately forecast demand for certain product offerings, could lead to, among other things, excess or insufficient amounts of inventory, markdowns, write-offs, and lower product margins, any of which could materially adversely affect Moda in Pelle’s business. Because Moda in Pelle’s success depends significantly on its brand image, damage to Moda in Pelle’s brand image as a result of its failure to identify and respond to changing fashion trends could have a material negative impact on Moda in Pelle. Moda in Pelle often places orders for products ahead of when the product will be sold. Therefore, Moda in Pelle is, will be, vulnerable to changes in consumer preference and demand, and pricing shifts, between the time it designs and orders its products and when the merchandise will be sold. There can be no assurance that Moda in Pelle will be able to adequately and timely respond to the preferences of Moda in Pelle’s customers. The failure of any of Moda in Pelle’s product offerings to appeal to Moda in Pelle’s customers could have a material adverse effect on Moda in Pelle’s business, results of operations, and financial condition.

Shifts in fashion trends and consumer preferences may reduce demand for Moda in Pelle’s products.

Fashion trends have become increasingly fluid and difficult to predict, driven by digital media, social platforms, and the rapid global dissemination of styles. These dynamics increase the risk that Moda in Pelle’s product offerings may not align with consumer demand within applicable selling seasons. Moda in Pelle’s results depend in part on Moda in Pelle’s ability to forecast trends and respond to in-season demand, and there can be no assurance that we will do so successfully. In addition, Moda in Pelle’s core customer demographic has shown a preference for durable, long-lasting footwear rather than fast-fashion products. While this supports demand for premium materials and craftsmanship, it may reduce purchase frequency and could limit sales growth, particularly during periods of reduced discretionary consumer spending.

Moda in Pelle’s business may in the future be subject to data security risks, including security breaches.

Moda in Pelle, or Moda in Pelle’s third-party vendors on Moda in Pelle’s behalf, collect, process, store and transmit substantial amounts of information, including information about Moda in Pelle’s customers. Moda in Pelle takes steps to protect the security and integrity of the information it collects, processes, stores or transmits, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on Moda in Pelle’s systems or those of Moda in Pelle’s vendors in the future. Large internet companies and websites have from time to time disclosed sophisticated and targeted attacks on portions of their websites, and an increasing number have reported such attacks resulting in breaches of their information security. Moda in Pelle’s third-party vendors are at risk of suffering from attacks and breaches. Although Moda in Pelle takes steps to maintain confidential and proprietary information on Moda in Pelle’s information systems, these measures and technology may not adequately prevent security breaches and Moda and Pelle expects to rely on third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against Moda and Pelle, it may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of Moda in Pelle’s security measures or those of Moda in Pelle’s third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm Moda in Pelle’s reputation and business, damage Moda in Pelle’s brand and make it harder to retain existing customers or acquire new ones, require it to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Moda in Pelle’s insurance policies may not cover, or may not be adequate to reimburse it for, losses caused by any such security breach.

Moda in Pelle relies on email and other messaging services to connect with its customers and potential customers. Moda in Pelle’s customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through Moda in Pelle’s customers’ computers, smartphones, tablets or other devices. Despite Moda in Pelle’s efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage Moda in Pelle’s brand and increase its costs. Any of these events or circumstances could materially adversely affect Moda in Pelle’s business, financial condition and operating results.

Moda in Pelle’s websites may in the future encounter technical problems and service interruptions.

Moda in Pelle’s websites may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain internet service connections to Moda in Pelle’s sites may in the future frustrate visitors and reduce Moda in Pelle’s future web site traffic, which could have a material adverse effect on Moda in Pelle’s business.

Disruptions to Moda in Pelle’s product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on Moda in Pelle’s business, financial condition, results of operations, and liquidity.

Moda in Pelle’s products are manufactured overseas and most of its products are shipped via ocean freight carriers. The trend-focused nature of the shoe and fashion industry and the rapid changes in customer preferences leave Moda in Pelle vulnerable to the risk of inventory obsolescence. Moda in Pelle’s reliance upon ocean freight transportation for the delivery of its inventory exposes Moda in Pelle to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase its costs, and disrupt its business.

Any severe and prolonged disruption to ocean freight transportation could force Moda in Pelle to rely on alternate and more expensive transportation methods. Efficient and timely inventory deliveries and proper inventory management are important factors in its operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross profit due to the increased discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of Moda in Pelle’s inventory or its inability to effectively manage its inventory could have a material adverse effect on its business, financial condition, results of operations, and liquidity.

Moda in Pelle’s reliance on foreign manufacturers to provide materials, or produce its goods in a timely manner, or to meet its quality standards could cause problems if Moda in Pelle experiences a supply chain disruption and Moda in Pelle is unable to secure an alternative source of raw materials or end products.

Moda in Pelle does not own or operate any foreign manufacturing facilities, and, therefore, is dependent upon third parties to manufacture all of its products. During 2025, a majority of its merchandise was manufactured in China and India. While this approach provides scale and operational efficiencies, it increases Moda in Pelle’s exposure to disruptions caused by supplier capacity constraints, quality issues, delays, or financial instability, which could adversely affect Moda in Pelle’s operations and results. Moda in Pelle also has no long-term manufacturing, or supply contracts with any of its suppliers, or manufacturers for the production and supply of its raw materials and products, and Moda in Pelle competes with other companies for raw materials and production space. The risks inherent in the reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic and political conditions, and geopolitical conditions.

Moda in Pelle has experienced, and may in the future experience, a significant disruption in the supply of raw materials and products and may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if Moda in Pelle experiences significant increased demand, or if Moda in Pelle needs to replace an existing supplier or manufacturer, Moda in Pelle may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to Moda in Pelle, or at all, or Moda in Pelle may be unable to locate any supplier or manufacturer with sufficient capacity to meet its requirements or fill its orders in a timely manner. Identifying a suitable supplier is an involved process that requires Moda in Pelle to become satisfied with its quality control, responsiveness, and service, financial stability, and labor, and other ethical practices. Even if Moda in Pelle is able to expand existing or find new manufacturing sources, Moda in Pelle may encounter delays in production, and added costs as a result of the time it takes to train its suppliers and manufacturers in its methods, products, and quality control standards.

Moda in Pelle’s supply of raw materials or manufacture of its products could be disrupted or delayed by the impact of health pandemics, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from its markets or from other participants in its supply chain. For example, the receipt of inventory sourced from areas impacted by COVID-19 was, in some cases, slowed or disrupted and its manufacturers faced similar challenges in receiving raw materials and fulfilling its orders. In addition, ocean freight was disrupted worldwide due to COVID-19 as there was much greater demand for shipping and reduced capacity and equipment in the post-pandemic recovery period. Any delays, interruption, or increased costs in the supply of raw materials, or manufacture of its products could have an adverse effect on its ability to meet customer demand for Moda in Pelle’s products and have a material negative effect on its business, financial condition, results of operations, and liquidity.

Changes in trade policies and tariffs imposed by the UK government and the governments of other nations could have a material adverse effect on Moda in Pelle’s business and results of operations.

Moda in Pelle’s operations are dependent upon products purchased, manufactured, and sold internationally. Moda in Pelle’s sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on Moda in Pelle’s business in the future or may require it to exit a particular market or significantly modify its current business practices within that market.

Moda in Pelle’s business is exposed to foreign exchange rate fluctuations.

Moda in Pelle makes most of its purchases in GBP. However, Moda in Pelle sources the majority of its products from China, the EU and India, and as such, the cost of these products may be affected by changes in the value of the relevant currencies against the GBP. Changes in currency exchange rates may also affect the relative prices at which Moda in Pelle and its foreign competitors sell products in the same market. Moda in Pelle is also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in its financial statements due to the translation of the operating results and financial position of its foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on Moda in Pelle’s business, financial condition, results of operations, and liquidity.

Disruption of its information technology systems and websites could adversely affect Moda in Pelle’s financial results and its business reputation.

Moda in Pelle is heavily dependent upon its information technology systems to record and process transactions and manage and operate all aspects of its business. Moda in Pelle also has an e-commerce website for direct retail sales. Additionally, Moda in Pelle’s operating model increasingly depends on the continued development, stability, and adoption of Moda in Pelle’s proprietary Retail Assistant operating system and related digital tools used across merchandising, inventory management, and retail operations. Technology projects involve inherent risks, including development delays, cost overruns, integration challenges with existing systems, and failure to deliver anticipated efficiencies or scalability.

Given the nature of its business and the significant number of transactions in which Moda in Pelle engages annually, it is essential that Moda in Pelle maintains constant operation of its information technology systems and website and that they operate effectively. Moda in Pelle depends on its in-house information technology, employees and third parties, including “cloud” service providers, to maintain and periodically update and upgrade its systems and websites to support the growth of its business. Moda in Pelle also maintains off-site server data facilities that record and process information regarding its vendors and customers and their transactions with Moda in Pelle.

Moda in Pelle’s information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as computer viruses, security breaches, power outages, and difficulties in replacing or integrating the systems of acquired businesses. Any such problems or interruptions could result in loss of valuable business data, its customers’ or employees’ personal information, disruption of its operations, and other adverse impacts to its business and require significant expenditures by Moda in Pelle to remediate any such failure, problem, or breach. In addition, Moda in Pelle must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject Moda in Pelle to legal risks and penalties. Although Moda in Pelle maintains disaster recovery centers and insurance coverage aimed at addressing certain of these risks, there can be no assurance that insurance coverage will be available, or that the amounts of coverage will be adequate to cover a specific loss.

Moda in Pelle’s business and reputation could be adversely affected if its computer systems, or the systems of its business partners, or service providers, become subject to a data security, or privacy breach, or other disruption from a third party.

In addition to its own confidential and proprietary business information, a routine part of its business includes the gathering, processing, and retention of sensitive and confidential information pertaining to its customers, employees, and others. Moda in Pelle, its business partners, or its service providers may not have the resources or technical sophistication to anticipate or prevent the rapidly evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, its facilities and information technology systems, as well as those of its business partners and third-party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. In the past, Moda in Pelle has been subject to a cyber security breach. Any actual or threatened cyber-attack may cause Moda in Pelle to incur unanticipated costs, including costs related to the hiring of additional computer experts, business interruption, engaging third-party cyber security consultants, and upgrading its information security technologies. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy have become more intense and the regulatory environment has become more uncertain. Any compromise or breach of its information technology systems or those of its business partners or service providers that results in the misappropriation, loss, or other unauthorized disclosure of a customer’s or other person’s private, confidential, or proprietary information could result in:

•	a loss of confidence in Moda in Pelle by its customers and business partners;

•	violate applicable privacy and other laws;

•	expose Moda in Pelle to litigation and significant potential liability; or

•	require Moda in Pelle to expend significant resources to remedy any such breach and redress any damages cause by such a breach.

Moda in Pelle must also comply with increasingly rigorous regulatory standards for the protection of business and personal data enacted in the UK, U.S., Europe, and elsewhere. Some examples include the UK’s General Data Protection Regulation (“UK GDPR”) and the European Union’s General Data Protection Regulation (the “EU GDPR”, and together with the UK GDPR, the “GDPR”). These regulations impose additional obligations on companies concerning the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Moda in Pelle’s compliance with existing, proposed, and recently enacted laws (including implementation of the privacy and process enhancements required by these regulations) and regulations can be costly. Any failure by Moda in Pelle to comply with these regulatory standards could subject Moda in Pelle to significant legal, financial, and reputational harm. Moda in Pelle did not have any material cases of information security breaches in the last three years, and Moda in Pelle has not incurred any material expenses from security breaches, penalties, or settlements during this period.

If its manufacturers fail to use acceptable labor practices or to otherwise comply with local laws and other standards, Moda in Pelle’s business reputation could suffer.

Moda in Pelle’s products are manufactured by numerous independent manufacturers outside of the UK. Moda in Pelle imposes on its manufacturers, environmental, health and safety standards for the benefit of their labor force. In addition, Moda in Pelle requires these manufacturers to comply with applicable standards for product safety. However, Moda in Pelle does not control its independent manufacturers, or their labor, product safety, and other business practices. From time to time, its independent manufacturers may not comply with such standards or applicable local law. The violation of such standards and laws by one of its independent manufacturers, or the divergence of a manufacturer’s labor practices from those generally accepted as ethical in the UK, could harm its reputation, result in a product recall or require Moda in Pelle to curtail its relationship with and locate a replacement for such manufacturer. Moda in Pelle could also be the focus of adverse publicity and its reputation could be damaged. Any of these events could have a material adverse effect on its business, financial condition, results of operations, and liquidity.

Moda in Pelle’s business is exposed to risks associated with credit card and other online payment chargebacks and fraud.

The majority of Moda in Pelle’s revenue is processed through credit cards and other online payments. If Moda in Pelle’s refunds or chargebacks increase, Moda in Pelle’s processors could require it to create reserves, increase fees or terminate its contracts, which would have an adverse effect on Moda in Pelle’s financial condition. Moda in Pelle’s failure to limit fraudulent transactions conducted in its stores and on its websites, such as through the use of stolen credit card numbers, could also subject it to liability and adversely impact its reputation.

Moda in Pelle could also incur significant fines or lose Moda in Pelle’s ability to give customers the option of using credit cards to pay for their products if it fails to follow payment card industry data security standards, even if there is no compromise of customer information. If Moda in Pelle is unable to accept credit card payments, its business, financial condition and operating results may be adversely affected.

In addition, Moda in Pelle could be liable if there is a breach of customer payment information. Online commerce and communications depend on the secure transmission of confidential information over public networks. Moda in Pelle relies on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, this technology may not prevent breaches of the systems it uses to protect cardholder information. Data breaches can also occur as a result of non-technical issues. Under Moda in Pelle’s contracts with its processors, if there is unauthorized access to, or disclosure of, credit card information we store, Moda in Pelle could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject Moda in Pelle to significant reputational, financial, legal and operational consequences.

Moda in Pelle’s business requires it to use, transmit and store confidential information including, among other things, personally identifiable information (“PII”) with respect to among other things, its customers and employees. Moda in Pelle devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information could occur and could materially adversely affect Moda in Pelle’s reputation, financial condition and operating results. Moda in Pelle’s business also requires it to share confidential information with third parties. Although Moda in Pelle takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information may occur and could materially adversely affect Moda in Pelle’s reputation, financial condition and operating results.

For example, Moda in Pelle may experience a security breach impacting its information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair Moda in Pelle’s ability to attract and retain customers for its products, materially damage supplier relationships, and expose Moda in Pelle to litigation or government investigations, which could result in penalties, fines or judgments against Moda in Pelle.

Under payment card rules and obligations, if cardholder information is potentially compromised, Moda in Pelle could be liable for associated investigatory expenses and could also incur significant fees or fines if Moda in Pelle fails to follow payment card industry data security standards. Moda in Pelle could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect Moda in Pelle’s reputation, financial condition and operating results.

Moda in Pelle’s business is subject to a wide variety of UK and foreign government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt Moda in Pelle’s operations or increase Moda in Pelle’s compliance costs. Failure to comply with such laws and regulations could have a further adverse impact on Moda in Pelle’s business.

Moda in Pelle is subject to a wide variety of laws and regulations relating to the markets in which it operates and to various aspects of Moda in Pelle’s business. Laws and regulations at the foreign, federal, state and local levels frequently change, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety, financial crimes and sanctions or environmental issues, among others, could require Moda in Pelle to change the way it does business and could have a material adverse impact on Moda in Pelle’s sales, profitability, cash flows and financial condition. Moreover, Moda in Pelle’s purchases, sales, marketing, advertising and other business practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties that could require Moda in Pelle to alter or end those practices or adopt new practices that are not as effective or are more expensive.

In addition, Moda in Pelle’s operations are subject to federal, county and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations. New or different laws or regulations could increase direct compliance costs for Moda in Pelle or may cause Moda in Pelle’s vendors to raise the prices they charge because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the county or federal laws or regulations to which Moda in Pelle is subject, particularly where the layers are in conflict, could require alteration of Moda in Pelle’s processes, which may adversely impact Moda in Pelle’s business. Moda in Pelle may not be in complete compliance with all such requirements at all times and, even when it believes that it is in complete compliance, a regulatory agency may determine that it is not. Moda in Pelle’s operations could also be impacted by a number of pending legislative and regulatory proposals in the UK and other countries to address global climate change. These actions could increase costs associated with Moda in Pelle’s operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on Moda in Pelle’s business, financial condition, and results of operations. Additionally, Moda in Pelle’s operations and those of Moda in Pelle’s suppliers are subject to foreign exchange, tariff, environmental, tax and regulatory compliance risks, among others, which could have a material adverse effect on Moda in Pelle’s business, financial condition, and results of operations.

As a distributor of consumer products, Moda in Pelle is subject to the UK Office for Product Safety and Standards (OPSS), operating under the Department for Business and Trade (DBT). Under certain circumstances, the OPSS could require Moda in Pelle to repurchase or recall one or more of Moda in Pelle’s products. In addition, laws regulating certain consumer products exist in some cities and counties in which Moda in Pelle’s products are sold, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of Moda in Pelle’s products could be costly and could damage Moda in Pelle’s reputation. If Moda in Pelle were to be required to remove, or voluntarily remove, Moda in Pelle’s products from the market, Moda in Pelle’s reputation could be tarnished and it could have large quantities of products that are unable to be sold.

Several jurisdictions currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these laws. Compliance with all of these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause Moda in Pelle to incur fines and penalties and may also lead to restrictions on Moda in Pelle’s ability to manufacture and sell Moda in Pelle’s products and services and to import or export the products it sells, all of which could have a negative effect on revenues or gross profit.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by Moda in Pelle to comply with these regulations could substantially harm Moda in Pelle’s business and results of operations.

Moda in Pelle is subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or Moda in Pelle’s practices. Moda in Pelle cannot be sure that its practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to Moda in Pelle’s reputation, a loss in business and proceedings, or actions against us by governmental entities or others. Any such proceeding or action could hurt Moda in Pelle’s reputation, force it to spend significant amounts in defense of these proceedings, distract Moda in Pelle’s management, increase Moda in Pelle’s costs of doing business, decrease the use of Moda in Pelle’s sites by customers and suppliers and may result in the imposition of monetary liability. Moda in Pelle may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on Moda in Pelle’s websites or may even attempt to completely block access to Moda in Pelle’s websites. Adverse legal or regulatory developments could substantially harm Moda in Pelle’s business. In particular, in the event that it is restricted, in whole or in part, from operating in one or more countries, Moda in Pelle’s ability to retain or increase Moda in Pelle’s customer base may be adversely affected, and it may not be able to maintain or grow Moda in Pelle’s net revenue and expand Moda in Pelle’s business as anticipated.

Moda in Pelle may experience fluctuations in its tax obligations and effective tax rate, which could adversely affect its business, results of operations, and financial condition.

Moda in Pelle is subject to taxes in every jurisdiction in which it operates. Moda in Pelle records tax expense based on current tax liabilities and Moda in Pelle’s estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one-time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Further, Moda in Pelle’s effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. Fluctuations in Moda in Pelle’s tax obligations and effective tax rate could adversely affect Moda in Pelle’s business, results of operations, and financial condition.

Moda in Pelle’s historical reliance on overseas manufacturing, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes it to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.

Moda in Pelle has historically obtained merchandise from third-party manufacturing in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments or providing anything of value to any foreign government official, government employee, political party or political candidate for the purpose of obtaining or retaining business or securing an improper business advantage. Likewise, the UK Bribery Act 2010 (the “UKBA”) imposes broad anti-bribery prohibitions that are generally more expansive than the FCPA, including prohibitions on both public-sector and private-sector bribery, and contains no exception for facilitation payments. In addition, the UKBA creates a strict-liability corporate offense for failure to prevent bribery by persons associated with a commercial organization, including employees, agents, intermediaries, contractors and other third parties, regardless of where the bribery occurs, if the organization carries on a business or part of a business in the United Kingdom.

Likewise, the U.S. Securities and Exchange Commission, the U.S. Department of Justice, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, as well as UK and other foreign regulatory authorities, continue to enforce economic and trade sanctions and anti-corruption laws aggressively across industries. U.S. and UK trade sanctions and export control regimes restrict transactions with designated countries, territories, individuals and entities that are identified on government sanctions lists, as well as entities owned or controlled by, or acting on behalf of, such persons.

Notwithstanding Moda in Pelle’s efforts to conduct its operations in material compliance with applicable anti-corruption and sanctions laws, Moda in Pelle’s international suppliers, manufacturers, logistics providers and other third-party vendors may be deemed to be “associated persons” under the UKBA or “representatives” under the FCPA, which could expose Moda in Pelle and in some cases, the Company to liability for their actions even where it/we did not authorize or have direct knowledge of the misconduct. If Moda in Pelle’s vendors were found to have violated OFAC regulations, the FCPA, the UK Bribery Act 2010, or other applicable anti-corruption, anti-bribery or sanctions laws in the jurisdictions in which it or its vendors operate, it could be subject to substantial civil and criminal penalties, including significant fines, disgorgement of profits, injunctions on future conduct, debarment or restrictions on doing business, enhanced compliance obligations, securities litigation, and other sanctions, any of which could have a material adverse effect on Moda in Pelle’s business, financial condition and results of operations.

In addition, the costs associated with investigating, defending and remediating any such matters could be significant, regardless of the outcome. Moreover, any actual or alleged bribery, corruption or sanctions violations within Moda in Pelle’s supply chain could result in substantial reputational harm, including adverse publicity, loss of customer and commercial partner confidence, reduced brand value and a decline in the trading price of our securities.

                Moda in Pelle does not currently have any employment agreements in place with management.

Moda in Pelle has not entered into an employment agreement with its executive officers. As such, there are no contractual relationships guaranteeing that such management personnel will stay with Moda in Pelle and continue its operations. In the event such members of management were to resign or be unable to continue to serve in their positions, due to their death, incapacity or disability, Moda in Pelle may be unable to find another officer to replace such members of management which may adversely affect Moda in Pelle’s financial condition and results of operations.

Moda in Pelle may be unable to protect Moda in Pelle’s proprietary information and intellectual property, and as a result, Moda in Pelle’s business could be adversely affected.

Moda in Pelle relies to a significant degree on trade secret laws to protect Moda in Pelle’s proprietary information. Moda in Pelle’s trademarks and other intellectual property are valuable assets that support Moda in Pelle’s brand and consumers’ perception of Moda in Pelle’s merchandise. Moda in Pelle also holds the rights to the Moda in Pelle. com internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If Moda in Pelle is unable to protect Moda in Pelle’s trademarks or domain names in the UK or in other jurisdictions in which it may ultimately operate, Moda in Pelle’s brand recognition and reputation would suffer, it would incur significant expense establishing new brands and Moda in Pelle’s operating results would be adversely impacted. Additionally, breaches of the security of data center systems and infrastructure or other IT resources could result in the exposure of proprietary information. Additionally, trade secrets may be independently developed by competitors. The steps Moda in Pelle has taken to protect its trade secrets and proprietary information may not prevent unauthorized use or reverse engineering of trade secrets or proprietary information. Additionally, to the extent that Moda in Pelle has not registered the copyrights in any of Moda in Pelle’s copyrightable works, it will need to register the copyrights before it can file an infringement suit in the UK (or another jurisdiction), and Moda in Pelle’s remedies in any such infringement suit may be limited.

Effective protection of Moda in Pelle’s intellectual property rights may require additional filings and applications in the future. However, pending and future applications may not be approved, and any existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for Moda in Pelle’s business as currently conducted or may be challenged by others or invalidated through administrative process or litigation.

Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the UK and, therefore, in certain jurisdictions, Moda in Pelle may be unable to protect Moda in Pelle’s proprietary rights and trade secrets adequately against unauthorized third-party copying, infringement or use, which could adversely affect Moda in Pelle’s competitive position.

To protect or enforce Moda in Pelle’s intellectual property rights, Moda in Pelle may initiate litigation against third parties. Any lawsuits that it initiates could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, Moda in Pelle may unintentionally provoke third parties to assert claims against it. These claims could invalidate or narrow the scope of Moda in Pelle’s own intellectual property. Moda in Pelle may not prevail in any lawsuits that it initiates and the damages or other remedies awarded, if any, may not be commercially valuable. Accordingly, despite Moda in Pelle’s efforts, it may be unable to prevent third parties from infringing upon or misappropriating Moda in Pelle’s intellectual property. The occurrence of any of these events may adversely affect Moda in Pelle’s business, financial condition and results of operations.

Moda in Pelle may be subject to claims that it violated intellectual property rights of others, which are extremely costly to defend and could require it to pay significant damages and limit Moda in Pelle’s ability to operate.

Certain patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of Moda in Pelle’s technologies, content, branding or business methods. Any intellectual property claims against Moda in Pelle, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert Moda in Pelle’s management’s attention and other resources. These claims also could subject Moda in Pelle to significant liability for damages and could result in Moda in Pelle having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. Moda in Pelle might be required, or may opt to seek, a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If Moda in Pelle cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of Moda in Pelle’s business, it may be unable to compete effectively. Even if a license is available, Moda in Pelle could be required to pay significant royalties, which could increase Moda in Pelle’s operating expenses. Moda in Pelle may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm Moda in Pelle’s operating results.

Failure to adequately grow Moda in Pelle’s operations may harm Moda in Pelle’s business or increase its risk of failure.

Moda in Pelle’s ability to expand its operations will depend upon many factors, including their ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on Moda in Pelle’s ability to expand may have a materially adverse effect on its business, results of operations, and financial condition. Accordingly, Moda in Pelle may be unable to achieve Moda in Pelle’s targets for sales growth, and Moda in Pelle’s operations may not be successful or achieve anticipated operating results.

Additionally, Moda in Pelle’s growth may place a significant strain on its managerial, administrative, operational, and financial resources and their infrastructure. Moda in Pelle’s future success will depend, in part, upon the ability of Moda in Pelle’s senior management to manage growth effectively. This will require Moda in Pelle to, among other things:

•	implement additional management information systems;

•	further develop Moda in Pelle’s operating, administrative, legal, financial, and accounting systems and controls;

•	hire additional personnel;

•	develop additional levels of management within Moda in Pelle’s company; and

•	maintain close coordination among Moda in Pelle’s operations, legal, finance, sales and marketing, and client service and support personnel.

As a result, Moda in Pelle may lack the resources to deploy Moda in Pelle’s services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair Moda in Pelle’s ability to deliver services in a timely fashion or attract and retain new customers.

Claims, litigation, government investigations, and other proceedings may adversely affect Moda in Pelle’s business and results of operations.

From time to time, Moda in Pelle is subject to actual and threatened claims and may in the future be subject to litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by Moda in Pelle and by third parties, and other matters. Any of these types of proceedings may have an adverse effect on Moda in Pelle because of legal costs, disruption of Moda in Pelle’s operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, Moda in Pelle may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any estimates and assumptions change or prove to have been incorrect, it could have a material effect on Moda in Pelle’s business, financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more of such proceedings, including as a result of a settlement, could require Moda in Pelle to make substantial future payments, prevent Moda in Pelle from offering certain products or services, require Moda in Pelle to change its business practices in a manner materially adverse to its business, requiring development of non-infringing or otherwise altered products or technologies, damaging Moda in Pelle’s reputation, or otherwise having a material effect on Moda in Pelle’s operations.

Moda in Pelle may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact Moda in Pelle’s ability to procure goods or services required for the operation of Moda in Pelle’s business. Climate change could also lead to increased costs as a result of physical damage to or destruction of Moda in Pelle’s facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect Moda in Pelle’s business operations, financial position or results of operation.

If Moda in Pelle fails to adequately continue to connect with Moda in Pelle’s consumer base, it could have a material adverse effect on Moda in Pelle’s business, results of operations and financial condition.

Moda in Pelle’s marketing and promotional programs are important in capturing the interest of consumers and attracting them to Moda in Pelle’s stores and websites and encouraging purchases by consumers. If Moda in Pelle fails to successfully develop and implement marketing, advertising and promotional strategies in new and existing markets, it may be unable to achieve and maintain brand awareness and consumer traffic to Moda in Pelle’s stores and websites may be reduced.

Changes in the amount and degree of promotional intensity or merchandising strategy by Moda in Pelle’s competitors could cause Moda in Pelle to have difficulties in retaining existing customers and attracting new customers. If the efficacy of Moda in Pelle’s marketing or promotional activities declines, if we are not able to cost-effectively manage Moda in Pelle’s marketing expenses, if such activities of Moda in Pelle’s competitors are more effective than Moda in Pelle, or if for any other reason Moda in Pelle loses the loyalty of Moda in Pelle’s customers, it could have a material adverse effect on Moda in Pelle’s business, results of operations and financial condition.

Moda in Pelle’s finance costs are significant, and reliance on short-term borrowings exposes Moda in Pelle to interest rate and refinancing risks.

Finance costs represent a material component of Moda in Pelle’s cost base and have a direct impact on margins. Moda in Pelle has relied, and may continue to rely, on short-term borrowings to fund working capital requirements, including inventory purchases and operating expenses. This exposes Moda in Pelle to changes in interest rates, particularly in the current UK interest rate environment.

If interest rates remain elevated or increase further, Moda in Pelle’s finance costs may rise. In addition, Moda in Pelle may face refinancing risk if Moda in Pelle is unable to renew or replace existing credit facilities on acceptable terms. Any constraints on liquidity or increased financing costs could limit Moda in Pelle’s ability to fund operations, invest in growth initiatives, or meet financial obligations, which could materially adversely affect Moda in Pelle’s financial condition.

Inaccurate demand forecasting or ineffective inventory management could result in excess stock, increased markdowns, and working capital strain.

Moda in Pelle’s success depends on accurately forecasting consumer demand and managing inventory across multiple seasons, product categories, and sales channels. Demand for footwear is influenced by fashion trends, weather patterns, economic conditions, and consumer preferences, all of which are difficult to predict with precision.

If Moda in Pelle misjudges demand or fails to respond promptly to changes in purchasing behavior, Moda in Pelle may experience excess inventory, increased markdowns, higher storage and handling costs, and inventory obsolescence. Excess inventory can also increase working capital requirements and reduce operating cash flows. Any such outcomes could materially adversely affect Moda in Pelle’s financial performance.

Moda in Pelle faces liquidity and capital availability risks, including obligations related to deferred VAT and other UK tax liabilities.

Moda in Pelle’s business requires substantial working capital to fund inventory, technology investments, store operations, and other strategic initiatives. Moda in Pelle has experienced periods of working capital pressure and increased reliance on external financing.

In addition, following pandemic-related relief measures, deferred VAT and other tax obligations have normalized in the UK, increasing near-term cash outflows. If Moda in Pelle is unable to generate sufficient operating cash flow or secure financing on acceptable terms, Moda in Pelle may be required to delay or reduce planned investments, restructure operations, or pursue alternative financing arrangements. Any limitation on liquidity could materially adversely affect Moda in Pelle’s ability to execute Moda in Pelle’s strategy.

Moda in Pelle’s international expansion strategy involves execution, regulatory, and partner risks and may not deliver expected returns.

Moda in Pelle intends to pursue expansion into selected international markets, including the Middle East. International expansion involves risks related to market acceptance, cultural differences, regulatory compliance, tax regimes, employment practices, and reliance on third-party partners or franchise arrangements.

These initiatives may require significant management attention and capital investment and may not achieve anticipated sales levels or profitability. Failure to successfully execute international expansion or to exit underperforming markets efficiently could adversely affect Moda in Pelle’s financial performance and strategic focus.

Margin pressure and constrained liquidity may require balance sheet strengthening and could limit Moda in Pelle’s ability to pursue growth opportunities.

Although Moda in Pelle benefits from a recognized brand, diversified sales channels, and a scalable operating platform, recent margin pressure and liquidity constraints underscore the need for disciplined cost management and balance sheet strengthening. If Moda in Pelle is unable to stabilize margins, improve cash generation, or access appropriate financing, Moda in Pelle’s strategic flexibility may be limited. Any inability to address these challenges could increase financial risk, reduce investment capacity, and impair Moda in Pelle’s competitive position, which could materially adversely affect Moda in Pelle’s business and results of operations.

Moda in Pelle’s brick-and-mortar stores subject Moda in Pelle to significant fixed costs, and any inability to generate sufficient store-level sales could adversely affect Moda in Pelle’s profitability.

Moda in Pelle operates a network of physical retail locations that require Moda in Pelle to incur substantial fixed costs, including long-term lease obligations, rent escalation clauses, service charges, business rates, utilities, insurance, and maintenance expenses. These costs are largely fixed regardless of store performance and must be paid even during periods of reduced foot traffic or store disruption.

If individual stores fail to achieve expected sales levels, whether due to changes in consumer behavior, economic conditions, competition, or location-specific factors, Moda in Pelle’s overall profitability may be adversely affected. In addition, Moda in Pelle may be unable to renegotiate lease terms, secure rent concessions, or exit underperforming locations on favorable terms, which could materially adversely affect Moda in Pelle’s results of operations and cash flows.

Moda in Pelle’s lease portfolio may limit operational flexibility and expose Moda in Pelle to renewal, relocation, and occupancy cost risks.

Many of Moda in Pelle’s retail leases have fixed terms and include contractual rent increases, minimum service charge commitments, and repair and reinstatement obligations. As leases expire, Moda in Pelle may be required to renew at higher market rents, relocate stores, or incur costs associated with lease termination, store refurbishment, or fit-out of new locations.

Changes in local retail property markets, landlord concentration, or a reduction in available high-quality retail space may limit Moda in Pelle’s ability to secure favorable lease terms. Any increase in occupancy costs or loss of strategically important locations could adversely affect Moda in Pelle’s store economics, brand visibility, and financial performance.

Physical damage, store closures, or operational disruptions at Moda in Pelle’s retail locations could negatively impact sales and increase costs.

Moda in Pelle’s physical retail locations are exposed to risks of physical damage and operational disruption arising from extreme weather events, flooding, fires, power outages, vandalism, theft, or other unforeseen incidents. Such events may result in temporary or permanent store closures, inventory losses, repair costs, increased insurance premiums, or higher security expenses.

Even short-term closures or disruptions at key locations may lead to lost sales, reduced customer engagement, and reputational harm. Insurance coverage may be insufficient to fully offset these losses, and prolonged disruptions could materially adversely affect Moda in Pelle’s results of operations.

Moda in Pelle’s ability to manage and operate multiple retail locations effectively is critical to Moda in Pelle’s success, and failures in execution could adversely affect Moda in Pelle’s business.

Operating a multi-location retail estate requires effective coordination of staffing, training, merchandising, inventory allocation, visual presentation, compliance, and customer service across geographically dispersed sites. Any failure to consistently execute operating standards, maintain adequate staffing levels, or manage store-level costs could result in reduced sales performance and increased expenses.

As Moda in Pelle’s store portfolio evolves, including through new openings, closures, or relocations, management complexity increases. Inadequate systems, processes, or managerial oversight could impair Moda in Pelle’s ability to scale operations efficiently and could materially adversely affect Moda in Pelle’s brand reputation and financial results.

Disruptions to logistics and store-level inventory replenishment could adversely affect sales and customer experience.

Moda in Pelle’s brick-and-mortar operations depend on reliable logistics, warehousing, and transportation networks to ensure timely replenishment of inventory to stores. Disruptions to distribution centers, transportation providers, or last-mile delivery services (whether due to labor shortages, strikes, fuel price volatility, system failures, or external events) could result in delayed or incomplete deliveries. If stores do not receive the appropriate products in the right quantities or at the right time, Moda in Pelle may experience lost sales opportunities, increased markdowns, and reduced customer satisfaction. Repeated or prolonged logistics disruptions could materially adversely affect store performance and overall results of operations.

Labor availability, wage inflation, and compliance obligations at Moda in Pelle’s retail locations may increase operating costs and affect store performance.

Moda in Pelle’s retail stores are labor-intensive and rely on the availability of qualified store managers and sales associates. The UK retail sector has experienced rising wage costs, increased competition for talent, and higher compliance obligations related to employment law, including minimum wage requirements, working time regulations, and pension contributions.

If Moda in Pelle is unable to recruit, train, and retain store personnel at reasonable cost, or if labor shortages result in understaffed stores or reduced operating hours, store-level performance and customer service may suffer. Rising labor costs may not be fully offset by productivity gains or pricing actions, which could adversely affect margins.

Changes in consumer shopping behavior may reduce the long-term profitability of physical retail locations.

Consumer preferences have continued to shift toward online and omnichannel shopping, and foot traffic to physical retail locations may decline over time. If in-store sales growth does not keep pace with occupancy and operating costs, certain locations may become less profitable or unprofitable. Although physical stores play an important role in brand visibility and customer engagement, Moda in Pelle may be required to streamline Moda in Pelle’s stores, incur impairment charges, or accelerate store closures if performance deteriorates. Any such actions could result in restructuring costs and adversely affect Moda in Pelle’s financial condition and results of operations.

Failure to protect Moda in Pelle’s inventory from loss and theft may adversely affect Moda in Pelle’s results of operations.

Risk of loss or theft of assets, including inventory shortage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors, or other third parties including through organized retail crime and professional theft, which may be further impacted by macroeconomic factors, including the enforcement environment. In addition, retail theft may impact guest perceptions regarding the safety of Moda in Pelle’s stores. Moda in Pelle’s inability to effectively prevent or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect Moda in Pelle’s results of operations.

Sustained promotional activity and discounting in the footwear and apparel industry could adversely affect our gross margins and operating results

The footwear and broader apparel industry has experienced, and may continue to experience, sustained promotional activity and discounting, which presents ongoing risks to our gross margin and overall operating results. Prolonged discounting can result in increased markdowns, reduced average selling prices, and margin compression, particularly during periods of elevated inventory levels or weakened consumer demand. Competitive pricing pressures may limit our ability to pass through cost increases or maintain historical pricing levels, which could negatively impact profitability.

Moda in Pelle’s future margin performance will depend, in part, on its ability to effectively manage inventory levels, reduce exposure to markdowns, and optimize its sales channel mix. However, shifts in channel mix involve operational and execution risks, and if not carefully managed, may adversely affect gross margins, even in periods when overall sales volumes increase. There can be no assurance that its strategies to mitigate the effects of industry-wide discounting or promotional pressure will be successful, and failure to do so could materially and adversely affect Moda in Pelle’s business, financial condition, and results of operations.

Moda in Pelle’s sales through third-party websites, wholesalers, and concession arrangements reduce the prices it receives for its products and may adversely affect its margins.

Moda in Pelle sells a portion of its products through third-party websites and third party retailers pursuant to wholesale arrangements and concession agreements. Under these arrangements, Moda in Pelle generally pays commissions or shares a percentage of sales revenue with third-parties, which may be significant. As a result, the net prices Moda in Pelle receives for products sold through these channels are lower than prices realized through its direct-to-consumer channels, which may adversely affect its gross margins. In addition, Moda in Pelle has limited ability to control pricing, promotional activity, or discounting practices by third parties, which could further pressure margins and negatively affect the perceived value of its brands.

Concession arrangements expose Moda in Pelle to operational, financial, and liability risks beyond our control.

Under concession arrangements, Moda in Pelle’s products are sold within third-party retail locations, and Moda in Pelle typically pays the retailer a percentage of sales rather than selling products outright. These arrangements may require Moda in Pelle to retain ownership of inventory until sold and, also take on responsibility for staffing, merchandising, and inventory management. Moda in Pelle may not be fully protected against loss, theft, damage, or shrinkage of inventory located at third-party premises, and concession partners may not be responsible for damage to inventory or property at their locations. Any operational failures, disputes, or termination of concession agreements could result in lost sales, increased costs, or inventory write-downs.

Products held by third parties may not be fully insured, which could result in material losses.

Products held in third-party warehouses, sold under wholesale arrangements, or located at concession sites may not be covered by insurance on the same terms, limits, or deductibles as products stored in Moda in Pelle’s own warehouses. In certain cases, third parties may carry insurance that provides limited or no coverage for Moda in Pelle’s inventory, or coverage that is subject to exclusions, delays in recovery, or disputes. As a result, if insurable losses occur, including due to theft, fire, water damage, or other casualty events, Moda in Pelle may not be able to recover the full value of the affected inventory, which could have a material adverse effect on its financial condition and results of operations.

Moda in Pelle’s reliance on third-party platforms and retailers increases its exposure to counterparty and concentration risks.

A significant portion of Moda in Pelle’s sales may be generated through a limited number of third-party platforms, wholesalers, or concession partners. These counterparties may have significant bargaining power, may change their commission structures, payment terms, or operating policies, or may terminate or fail to renew agreements with us on favorable terms, or at all. In addition, delays in payment, financial instability, or insolvency of third-party partners could result in uncollectible receivables, inventory losses, or disruptions to Moda in Pelle’s distribution channels.

Third-party sales channels may limit Moda in Pelle’s control over customer experience and brand presentation.

Sales through third-party websites, wholesalers, and concession partners reduce Moda in Pelle’s ability to control how its products are marketed, displayed, priced, and serviced. Poor execution, inadequate customer service, or inconsistent brand presentation by third parties could harm its reputation, dilute brand equity, or reduce customer loyalty. Negative customer experiences associated with third-party channels may be attributed to Moda in Pelle, even when outside of our control.

Risks Related to Management, Employees and Directors

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, Dana Green, our Chief Executive Officer, and Director, who devotes full-time service to us, Frank R. Parrish, III, our President, who devotes such time as may be necessary each week to the Company, and Muhammad Azhar Saeed, our Chief Financial Officer who devotes full-time service to us. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Green and Mr. Saeed. We do not believe that Mr. Green, Mr. Parrish or Mr. Saeed could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Green, Mr. Parrish or Mr. Saeed, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We do not maintain key man life insurance on Mr. Green, Mr. Parrish, Mr. Saeed, or any of our other officers. Should we lose the services of Mr. Green, Mr. Parrish, or Mr. Saeed, and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

Mr. Parrish also has other business interests, including real estate, assurance and advisory, and corporate, which we do not expect will create a conflict of interest for the Company.

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

Certain members of our management have limited experience in managing day-to-day U.S. public companies; as a result, we may incur additional management-related expenses pertaining to SEC reporting obligations and SEC compliance matters.

Dana Green, Frank R. Parrish, III and Muhammad Azhar Saeed are responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are relatively new to certain members of our management (Mr. Green and Mr. Parrish both have several years of experience with other publicly traded companies and this is Mr. Saeed’s first experience with a U.S. publicly traded company) and will require us to obtain outside assistance from legal, accounting, or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures and to otherwise comply with other securities law provisions, our costs will increase and negatively affect our results of operations, cash flow and financial condition. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities laws violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

As of December 31, 2025, the material weakness in our internal control over financial reporting related to inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this filing and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this filing. We could be an emerging growth company for up to five years from our initial IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any December 31st before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31st or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we will cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior December 31st, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior December 31st. To the extent we take advantage of such reduced disclosure obligations, it may also make a comparison of our financial statements with other public companies difficult or impossible.

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

A settlement offer has been made to the TFC holders in Pakistan to settle the TFCs in consideration for an equity swap of the Company’s common stock. The offer is under review by the TFC holders. If accepted by the TFC holders, this would address a major portion of our debt and also reflect positively on our financial performance on account of reduced interest costs. However, the probability of success cannot be gauged at the moment as it involves approval from the TFC holders and then execution of the transaction in a compliant manner, therefore, regulatory compliance is being assessed. This offer is at an early stage and the TFC holders may not accept our offer or there may be other compliance issues that may affect the execution of this offer. The issuance of shares of common stock to the TFC holders may cause dilution to existing shareholders.

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

Anti-takeover provisions in our First Amended and Restated Articles of Incorporation and our Bylaws, as amended, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our First Amended and Restated Articles of Incorporation and Bylaws, as amended, and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for our securities. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•	the removal of directors only with the approval of shareholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Articles of Incorporation, as amended, or Bylaws, as amended, or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

However, events beyond our control, including WorldCALL Public’s and 123 Investments Limited’s issuance of additional shares of capital stock, taking our ownership below 50% of WorldCALL Public, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act.  Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

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

We use “open source” software, which could negatively impact our AI software offerings.

All of our AI models are developed using “open-source” Python libraries provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our software products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platforms.

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI software. We cannot guarantee that we will incorporate open source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

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

Risks Related to Our Operation in Pakistan

We face Geopolitical Risks Arising from the Recent Iran Conflict

WorldCALL Public conducts substantially all of its operations in Pakistan, which shares an approximately 565 miles border with Iran. The recent escalation of military conflict involving Iran (including strikes, retaliatory actions, and related regional tensions in the Persian Gulf and Strait of Hormuz, collectively referred to as the “Iran Conflict”) has created significant geopolitical uncertainty. Any further escalation, prolongation, or spillover of the Iran Conflict could materially and adversely affect our business, financial condition, results of operations, and prospects in numerous ways, including:

•	disruptions to our supply chains and increased transportation and logistics costs due to border closures, restrictions on cross-border trade, or instability along the Iran-Pakistan frontier;

•	heightened energy and commodity price volatility and supply shortages, as Pakistan relies on Gulf-region oil imports for approximately 80%-90% of its needs, which have already led to fuel price spikes, austerity measures, and operational cost increases;

•	security risks to our facilities, employees, and infrastructure, including potential spillover of conflict into Pakistan through increased separatist activity and/or cross-border threats;

•	domestic economic and political instability in Pakistan, such as currency devaluation, inflation, labor disruptions from increased tensions or protests, refugee inflows, or government-imposed restrictions;

•	changes in international sanctions, trade policies, or diplomatic relations that could restrict our ability to import materials, export products, or maintain banking and financing relationships; and

•	broader macroeconomic effects, including reduced consumer demand, credit tightening, or interruptions to regional connectivity projects on which we may depend.

The duration, scope, and ultimate outcome of the Iran Conflict are highly uncertain and beyond our control. We cannot predict the full extent of its impact on Pakistan’s economy, our operations, or our ability to conduct business. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.

We are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan.

Our operations are exposed to foreign currency exchange risk. Though Pakistan currency has weakened by 0.61% against the US Dollar between December 2025 and December 2024, however, future devaluation or strengthening is expected, and the extent of the same is not quantifiable at the moment. A significant amount of our costs, expenditures and liabilities, including capital expenditures and borrowings, is denominated in U.S. dollars and Pakistan Rupees. Foreign exchange rate fluctuations can have an effect on our operations in Pakistan, specifically on a completed transaction prior to its settlement. Future transactions planned by the Company are subject to foreign exchange rates, which may make acquisition of equipment and capital expenditures unfeasible or nonproductive for the Company.

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

Restrictions on our ability to transfer cash from foreign jurisdictions into the United States could have a material adverse effect on our operations.

As of December 31, 2025, the Company held cash and cash equivalents totaling $528,717 consisting of $33,525 in the United States, $146,819 in the United Arab Emirates, $124,073 in Pakistan and $224,300 in the United Kingdom. This compares to total cash and cash equivalents of $822,251 as of December 31, 2024, which included $11,381 in the United States, $439,685 in the United Arab Emirates, and $371,185 in Pakistan. Such cash held by, and any dividends paid to us from, our subsidiaries located in Pakistan or the United Arab Emirates, can generally be transferred from Pakistan and the United Arab Emirates, to the U.S., subject to the fulfillment of certain regulatory requirements and documentation including clearance of taxes, if any. Any restrictions on, or delays associated with, the transfer of cash from Pakistan and the United Arab Emirates, to the U.S., could have a material adverse impact on our cash flows, results of operations and ability to pay our debts as they become due.

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

Risks Relating to Online Legal Disputes

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

We have a dispute of USD 0.26 million (2024: USD 0.26 million) with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and USD 0.17 million (2024: USD 0.17 million) in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Company excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to USD 1.2 million (2024: USD 1.2 million) on account of difference in rates, distances and date of activations. The management has taken up these issues with PTCL and considers that these would most likely be decided in the Company's favor as there are reasonable grounds to defend the Company’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

For further details, see “Item 3: Legal Proceedings”

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

Although our common stock was approved for quotation on the OTC Pink Market maintained by OTC Markets in April 2024 and has since transitioned to being quoted on the OTCID Market maintained by OTC Markets, and more currently the OTCQB (venture) market maintained by OTC Markets, to date only a limited number of shares of our common stock have traded. A significant market may not develop in the future for our common stock. If for any reason a material public trading market does not develop, stockholders may have difficulty selling their shares of common stock should they desire to do so.

Even if a more significant trading market develops, we cannot predict how liquid that market might become. The trading price of our common stock, if any, in the future, is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors;

•	Disruption to our operations;

•	Commencement of, or our involvement in, litigation;

•	Any major change in our board or management;

•	Changes in governmental regulations or in the status of our regulatory approvals; and

•	General market conditions and other factors, including factors unrelated to our own operating performance.

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

Additionally, the Third Supplemental Trust Deed entered into by and between WorldCALL Public and trustee named therein, dated September 27, 2018, includes a restriction on the payment of dividends, which prohibits WorldCALL Public from declaring any dividends until all Term Finance Certificates have been paid in full, without the prior written consent of the trustee, and subject to certain other requirements, including WorldCALL Public continuing to meet certain debt service ratios and no event of default having occurred under the Third Supplemental Trust Deed.

Our common stock may not be approved for listing on Nasdaq.

We have applied to have our common stock listed on the Nasdaq Capital Market and our application may not be approved. In order to be approved for listing on the Nasdaq Capital Market, we need to meet certain requirements of Nasdaq, including, but not limited to: meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum bid of $4.00 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a minimum bid price of $4.00 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a minimum bid price of $4.00 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500. As an alternative to the minimum bid price per share of $4.00, a company can meet a minimum closing price of $3.00 per share ($2.00 per share under the listing standard discussed in (3) above) if the company has (i) average annual revenues of $6 million for three years, (ii) net tangible assets of $5 million or (iii) net tangible assets of $2 million and a 3-year operating history. Currently traded companies qualifying under standard (2) above must meet the $50 million market value of listed securities and the applicable bid price requirement for 90 consecutive trading days before applying. We do not currently meet Nasdaq’s initial listing standards and may not meet such standards in the future. Also, even if we meet such standards, Nasdaq may not approve any application for uplisting we submit.

The issuance of common stock upon conversion of our Convertible Notes will cause immediate and substantial dilution to existing shareholders.

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

On December 29, 2025, we entered into a Subscription Agreement with Crickslab LLC F.Z.C, pursuant to which Crickslab LLC F.Z.C purchased $225,000 of Convertible Promissory Notes with the same terms and conditions as discussed above.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and dilute the value of your investment in the common stock.

Our certificate of incorporation authorizes us to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 23, 2026, we have 151,071,019 shares of Common Stock and 82,800 shares of Series A Preferred Stock outstanding (with 9,200 shares of Series A Preferred Stock designated). Accordingly, we may issue up to an additional 348,928,981 shares of Common Stock and 49,908,000 shares of preferred stock. The future issuance of the common stock may result in substantial dilution in the percentage of the common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the common stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of March 23, 2026, we have 151,071,091 shares of common stock issued and outstanding and 82,800 shares of Series A Preferred Stock outstanding (with 9,200 shares of Series A Preferred Stock designated). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Babar Ali Syed, Director of WorldCALL Public, Director of Worldcall Private and FZC, beneficially owns greater than 50% of our outstanding shares of common stock.

Babar Ali Syed, Director of WorldCALL Public, Director of Worldcall Private and FZC, currently controls approximately 58.56% of our outstanding common stock (based on shares of common stock outstanding as of March 23, 2026). As a result, Mr. Syed, owns more than 50% of our outstanding shares. As a result, he has the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our articles of incorporation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (ii) election of directors; and (iii) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Syed controls the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Syed may not coincide with our interests or the interests of other shareholders.

Mr. Syed may have interests, with respect to his common stock, that are different from those of other investors and the concentration of voting power held by Mr. Syed may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

Our common stock price may be volatile.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or our industry.

Other factors unrelated to our performance that may affect the price of the Company’s securities include the following: (i) the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow the Company; (ii) lessening in trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of the Company’s securities; (iii) the size of our public float may limit the ability of some institutions to invest in the Company’s securities; and (iv) a substantial decline in the price of the Company’s securities that persists for a significant period of time could cause the Company’s securities, if listed on an exchange, to be delisted from such exchange further reducing market liquidity. As a result of any of these factors, the market price of the Company’s securities at any given point in time may not accurately reflect our long-term value. Class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

The market price of the Company’s securities is affected by many other variables which are not directly related to our success and are therefore not within our control. These include other developments that affect the market for all telecommunications sector securities, the breadth of the public market for our Company’s securities and the attractiveness of alternative investments. The effect of these and other factors on the market price of the Company’s securities is expected to make the price of the Company’s securities volatile in the future, which may result in losses to investors.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

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

Our Reverse Stock Split may not result in a proportional increase in the per share price of our common stock.

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

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, related rules and regulations of the SEC and Nasdaq with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

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

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties

■

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 9,219,860 shares of our common stock, representing 6.59% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director for Satview Broadband Ltd. We pay annual rents of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2026. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

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

■

FZC occupies 120 square feet of space located at SM-Office-E1-26A032, Ajman, the United Arab Emirates for annual rents of $ 3,226/- from Ajman Free Zone Authority pursuant to a written lease agreement, which expires on 27th August 2026. One of our employees works at this location. We believe this space is sufficient to meet FZC’s current needs. We do not anticipate any significant difficulties in obtaining any additional space for FZC if needed.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

Moda in Pelle conducts its operations primarily through leased properties in the UK. These properties comprise standalone retail stores, department-store concessions, outlet locations, warehouse and distribution facilities, and corporate office space. Moda in Pelle does not own any material real property. Management believes that the current property portfolio is appropriate for the scale and nature of Moda in Pelle’s omnichannel operations and provides sufficient capacity to support near-term growth initiatives.

Retail Store Portfolio

Moda in Pelle operates a diversified physical retail estate designed to balance brand presence with capital efficiency. The estate has evolved following post-pandemic restructuring, with an increased focus on concessions and outlets, which management believes are comparatively lower-risk formats compared to full retail locations.

As of the date of this report, Moda in Pelle operates a network of physical retail locations across the UK, consisting of:

•	Standalone full-price retail stores located in high-street, shopping center, and regional retail destinations;
•	Concession locations within department stores and partner retail environments; and
•	Outlet stores used primarily for end-of-season and clearance inventory.

Retail stores typically range in size from approximately 500 to 1,500 square feet, depending on format and location. Store layouts and designs are standardized across the portfolio to support brand consistency, efficient inventory presentation, and customer experience. Outlet stores are generally larger in size and are designed to accommodate higher inventory density and promotional activity.

Concessions are operated pursuant to agreements with third-party department store partners and are generally considered by management to be a capital-efficient retail format due to shared occupancy costs and reduced fixed commitments.

Physical Retail Locations – Last 3 Fiscal Years

	As of December 31,
Location Type	2025	2024
Standalone full-price stores	18	18
Department-store concessions	19	17
Outlet stores	3	3
Total physical locations	40	38

The transition to a greater number of concessions reduced fixed occupancy costs and improved store-level contribution margins, while maintaining nationwide customer access through omnichannel fulfillment and e-commerce. The result is a smaller but more productive retail estate, aligned with current consumer behavior and cost structures.

Importantly, management continues to view physical stores as brand-building assets rather than purely transactional points of sale. Stores are increasingly integrated into the digital ecosystem through click-and-collect, in-store returns, and assisted selling supported by proprietary technology.

Geographic Distribution of Retail Properties

The geographic distribution of properties reflects both brand heritage and commercial logic. Concentrations in Yorkshire (North Central England) and the North of England leverage Moda in Pelle’s operational base and long-standing customer loyalty, while the South East and London presence seeks to ensure access to higher-spending urban and tourist demographics.

Management believes this regional diversification:

•	Reduces exposure to localized economic downturns;
•	Allows tailored merchandising by region; and
•	Supports national brand recognition without over-concentration in high-cost metropolitan locations.

Retail Locations by UK Region

Region	Store Count
London & South East	17
Yorkshire	13
North West	8
Midlands	3
South West	5
East Anglia	2
Northern Ireland	3
North East	3
Total	53

Store Size and Lease Characteristics

Standalone stores typically range from 500 to 1,500 square feet, with newer formats averaging larger footprints to support enhanced merchandising and omnichannel functionality. Outlet stores are generally larger and configured for higher stock density. Concessions are operated within partner department stores under concession agreements.

Typical Lease Profile – Retail Locations

Attribute	Typical Terms
Lease tenure	3–5 years
Break options	Common at year 3
Rent structure	Fixed base rent; some turnover-linked
Fit-out capex (new stores)	$170,000 per store
Ownership	Leased

Warehouse and Distribution Facilities

Moda in Pelle operates its primary warehousing and distribution activities from leased facilities located in Leeds, UK. These facilities support centralized inventory storage, replenishment of retail locations, and fulfillment of e-commerce orders. Warehousing operations are managed in-house and are integrated with Moda in Pelle’s proprietary retail technology systems, allowing for centralized inventory visibility across channels.

Warehouse Facilities

Facility	Size (sq. ft.)	Function	Status
Main warehouse (Leeds)	25,000	Central storage & fulfillment	Active
Neighboring property	18,000	Overflow / growth headroom	Active
Third-party bonded warehouse	Variable	Pre-customs clearance facility	As required

In addition to its primary warehouses, Moda in Pelle utilizes supplemental leased or third-party storage capacity as required to manage seasonal inventory fluctuations and peak trading periods. Management believes that existing warehouse capacity provides sufficient headroom to support near-term growth initiatives.

Warehousing and logistics are managed in-house, with approximately 20 permanent warehouse employees. Stock is replenished to stores 2–3 times per week, with flexibility to increase during peak trading periods. Management believes current capacity is sufficient to support near-term growth plans.

Corporate Offices

Moda in Pelle maintains corporate office facilities in the UK that house executive management and administrative functions, including finance, merchandising, design, technology, marketing, and human resources. These offices support centralized decision-making and coordination across Moda in Pelle’s retail, digital, and wholesale operations.

Corporate office space is located at 123 Investments Limited’s warehouse in Leeds, England, and is used to house executive management and key administrative functions. While the corporate offices are not considered material to the Company’s business on an individual basis, management views them as operationally important in the aggregate to support centralized management, administrative functions, and coordination across the Company.

Lease Obligations and Fixed Commitments

Substantially all properties are subject to operating leases, representing fixed contractual obligations. These commitments contribute to operating leverage and are actively managed through portfolio optimization, renegotiation, and selective exits.

Adequacy of Properties

Management believes that Moda in Pelle’s current properties are adequate and suitable for existing operations and planned near-term expansion. Future growth is expected to be accommodated through additional leased retail locations, concessions, or warehouse capacity as required, subject to availability and commercial terms.

Item 3. Legal Proceedings

Company in General

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

Moda in Pelle

Moda in Pelle is not currently a party to any material legal proceedings, nor, to Moda in Pelle’s knowledge, is any material legal proceeding pending or threatened against Moda in Pelle or its subsidiaries that would be expected to have a material adverse effect on Moda in Pelle’s business, financial condition, results of operations, or cash flows.

From time to time, Moda in Pelle may be involved in legal or administrative proceedings arising in the ordinary course of business. These matters may include, but are not limited to, landlord and lease-related disputes, employment-related claims, intellectual property matters, supplier or commercial disagreements, and customer claims relating to product quality or returns. Such matters are generally resolved in the normal course of business and, individually or in the aggregate, have not had a material adverse effect on Moda in Pelle.

Moda in Pelle is also subject to periodic inspections, inquiries, or reviews by regulatory or governmental authorities in connection with its retail, employment, consumer protection, data privacy, and tax obligations. Management believes that Moda in Pelle is in material compliance with applicable laws and regulations and does not believe that any such matters, if any, are material or are expected to result in material penalties or liabilities

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTCQB market market maintained by OTC Markets under the symbol “GLTK”, and previously was quoted on OTCID, provided that only a limited number of our common stock have been traded to date in a very limited and sporadic market. OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

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

12 Month Period Ended December 31, 2025
Quarter	High	Low
Quarter ended March 31, 2025	$1.990	$1.830
Quarter ended June 30, 2025	$1.990	$1.520
Quarter ended September 30, 2025	$3.400	$1.100
Quarter ended December 31, 2025	$2.010	$1.650

12 Month Period Ended December 31, 2024
Quarter	High	Low
Quarter ended March 31, 2024	*	*
Quarter ended June 30, 2024	$2.200	$0.010
Quarter ended September 30, 2024	$2.820	$2.090
Quarter ended December 31, 2024	$2.900	$0.750

* No trades.

The volume of shares traded on the OTC Market was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Holders

As of December 31, 2025, there were 868 holders of record of our common stock and 150,719,091 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2025, and from the period from January 1, 2026 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q, except as discussed below:

 On December 29, 2025, we entered into a Subscription Agreement with Crickslab LLC F.Z.C, pursuant to which Crickslab LLC F.Z.C purchased $225,000 of Convertible Promissory Notes with the same terms and conditions as discussed above for $225,000.

The issuance described above was exempt from registration pursuant to Section 4(a)(2), Rule 701 and/or Rule 506 of Regulation D of the Securities Act and/or Regulation S, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) was non-U.S. persons, and such securities were sold in an offshore transaction exempt from registration pursuant to Regulation S. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provide a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section generally discusses fiscal 2025, compared to fiscal 2024.

Management’s discussion and analysis included in this section reflects management’s views on the business operations. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains references to the Company’s fiscal year ended December 31, 2025 and 2024 and should be read together with the audited financial statements and footnotes thereto included herein.

Fiscal Year Highlights

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1A. Risk Factors, which depicts important factors that could cause actual results to differ from expectations. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of GlobalTech Corporation included herein.

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $1.38 million in 2025 compared to 2024. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased in 2025 through our offering of more affordable broadband only service on FTTH and additional revenues of $0.35 million were recorded in 2025. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in 2025 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue. Additionally, the decrease in Cable TV customers is mostly on account of disengagement and conversion of Cable TV connectivity to broadband reseller bandwidth offered to the same customers. There was minimal to no impact on the service revenue from this transition.

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $0.40 million in 2025, compared to 2024. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in US market.

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

ERP with e-commerce integration

Our Thrivo. AI platform is being developed by the Company to integrate retail centric ERP with AI enabled e-commerce offerings. We believe that current e-commerce offerings provide limited data insight to business owners related to actual decision matrices that can translate into sales on their storefront. The Company is developing an e-commerce platform offering that would capture additional data points related to sales maturity and deliver actionable insight to business owners for improved sales conversion. AI tools are being used for creating the data-management solution and BI dashboard development. We believe that it offers unique competitive advantages for small to midsized retail operations that require additional actionable insights in the changing landscape of business operations. Thrivo.AI directly contributes towards enhanced efficiency, agility and business resilience of its clients. Thrivi.AI is being packaged in a modular architecture to ensure a smooth on-boarding of clients in least cumbersome manner with additional cost efficiency as it deliver all-in-one integration. It is targeted to replace disparate offerings that functionally deliver ERP, retail management and e-commerce in standalone architecture.

Results of Operations

Net Revenue: Revenue is derived from telecom services broadband services, technology services and retail footwear. Telecom services-related revenue stood at $17.45 million for the year ended 2025, compared to $16.07 million for the year ended 2024. This increase of approximately $1.38 million was primarily due to an increase in the volume of our international termination business. The volume of 846 million minutes was in 2025, whereas in 2024 the minutes were 661 million were recorded. Broadband services generated revenue of $1.49 million in 2025, compared to $1.14 million in 2024. This increase of $0.35 million was mainly due to 57,000 additional internet service connection sales in 2025. Technology Revenue was $2.52 million in 2025 compared to $1.11 million, which was due to delivery of some IT projects. Retail footwear revenue recorded was $0.64 million, which was the result of acquisition of 123 Investments Limited on December 15, 2025 and associated revenue through the end of the year.

Non-GAAP (loss) profit from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the year ended 2025 was $1.46 million, and net loss for the year ended 2024 ended was $0.40 million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the year ended 2025 is $0.89 million, whereas Adjusted EBITDA for the year ended 2024 is $2.47 million.

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

We realized revenue, Adjusted EBITDA and non-GAAP loss from operations during the periods presented below as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	December 31,
	2025	2024
Net revenue	$22,068,599	$18,255,248
Adjusted EBITDA	$892,877	$2,473,516
Loss from Operations	$(1,463,735)	$(401,281)

Set forth below is a presentation and reconciliation of our Adjusted EBITDA for the years ended December 31, 2025 and 2024 to net loss:

	December 31,
	2025	2024
Loss from operations	$(3,730,391)	$(4,057,349)
Plus, other income	$2,266,656	$3,656,068
Net GAAP loss from operation	$(1,463,735)	$(401,281)

	December 31,
	2025	2024

Net revenue	$22,068,599	$18,255,248

GAAP net loss	(3,147,248)	(2,946,293)
Add back (subtract)
Depreciation and amortization	2,134,459	2,804,936
Finance cost	1,395,710	2,365,281
Taxation	287,802	179,733
Exchange loss	222,153	69,859
Adjusted EBITDA	$892,877	$2,473,516

Non-GAAP operating loss is defined as GAAP operating loss plus other income.

Adjusted EBITDA is defined as net income attributable to GlobalTech Corporation shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

Adjusted EBITDA and non-GAAP operating loss for 2025 were impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband, technology services and retail footwear, whereas Adjusted EBITDA and non-GAAP operating loss in 2024 were mainly impacted by exchange loss due to devaluation of currency.

During this period, the Company was also transforming its business operations and moving towards a service-centric operation that does not require heavy investments in infrastructure. Current business operations are being maintained at the optimal operating level and new investments were principally utilized for solutions development more suited for future needs. The Company is focused on the development of products and services that would be better suited for its future roadmap as a technology-centric solutions Company. On December 15, 2025, the Company acquired 51% of 123 Investments Limited as a result of growth in revenue from such acquisition was observed.

Direct operating costs: Direct operating costs stood at $20.06 million for the year ended 2025, compared to $16.80 million for the year ended 2024. The increase in direct operating cost was mainly due to the increase in interconnect, settlement and other charges, which were in line with an increase in international termination revenue. We intend to maintain our operating expenses at current levels, leveraging our existing systems with the increased customer base. Our staff levels are planned to be maintained; and our existing networking equipment has additional capacity to handle increased customer loads. Based on our current levels, we expect that we will be able to substantially increase customer levels without incurring additional costs.

Other operating costs: Other operating costs stood at $3.27 million for the year ended 2025, compared to $2.51 million for the year ended 2024. The increase in operating costs was mainly due to increases in legal and professional and business promotion expenses.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2025 was $2.13 million, compared to $2.80 million for the year ended December 31, 2024. The decrease of $0.67 million was mainly due to the full amortization of one of the intangible assets which was still being amortized in the prior period.

Other expenses: Other expenses stood at $0.33 million during the year ended December 31, 2025 compared to $0.20 million during the year ended December 31, 2024. The increase of $0.13 million was due to devaluation of currency and recording of expected credit loss in 2024.

Other income and expenses: The Company recorded other income of $2.27 million for the year ended 2025, compared to $3.66 million for the year ended 2024, and this decrease is mainly due to gain on disposal of investments last year.

Finance cost: The finance cost during the year ended December 31, 2025 was $1.40 million compared to $2.37 million during the year ended December 31, 2024, a decrease of $0.97 million. The decrease was due to the decrease in the rate of interest of our debt, which is based on KIBOR, and the resulting decrease in interest payments due thereon.

Updates on plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues have delivered quantitative growth during 2025. The Company plans to maintain its operations with focus on voice termination into Pakistan as primary service in 2026.

Broadband and Cable TV Operations:

The Company plans to continue with an expansion of its affordable broadband only connectivity services on FTTH along with upgrade of its existing HFC subscribers to FTTH connectivity.

Software Solutions and Technology Products:

The Company has developed portfolio of technology products for its global offerings. The Company has also established a robust eco-system within the organization for managing sales and product support services for its products. Moving forward, the Company plans to focus on products that have significant and established market size with expected good growth potential.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of December 31, 2025 and December 31, 2024:

	Cash and cash equivalents as of December 31, 2025	Cash and cash equivalents as of December 31, 2024
United States	$33,525	$11,381
United Arab Emirates	$146,819	$439,685
Pakistan	$124,073	$371,185
United Kingdom	$224,300	-
	$528,717	$822,251

We have significant amounts of debt. The principal amount of our debt as of December 31, 2025, was $8.61 million, consisting of $4.14 million of Term Finance Certificates (TFC), and, long-term and short-term borrowings of $4.47 million including 123 Investments Limited short-term loan of $2.06 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$7.95 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes.

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

Moving into 2026, the Company may seek to raise equity funding through private or public offerings, including as part of its larger plan to uplist its common stock on the Nasdaq Capital Market; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We had a working capital deficit of $29.43 million as of December 31, 2025, compared to a working capital deficit of $23.10 million as of December 31, 2024. The Company believes its cash and cash equivalents, which totaled $3,249,747 as of December 31, 2025, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,721,030 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under Notes 13 (Trade and Other Payables), 14 (Current Portion of Non-Current Liabilities), 16 (Short Term Borrowings), 17 (Term Finance Certificates (TFCS)), 18 (Long Term Financing – Secured), 19 (Convertible loan), 20 (License Fee Payable), 21 (Post-Employment Benefits), and 22 (Due to related parties), in the notes to audited financial statements for the years ended December 31, 2025 and 2024 included herein beginning after the signature page hereof.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,249,747 and $3,455,270 of cash and cash equivalents as of December 31, 2025, and 2024, respectively, which includes restricted cash of $2,721,030 and $2,633,019, that is not available for immediate ordinary business use.

Operating Activities: Net cash generated from operating activities decreased during the year ended 2025 by $1.74 million, primarily due to an increase in trade debts and stock in trade. Net cash generated from and used in operating activities for the years ended December 31, 2025, and 2024 was $(1.51) million and $0.23 million, respectively.

Investing Activities:  Net cash used in investing activities for the years ended December 31, 2025, and 2024, was $3.73 million and $(0.10), respectively. The decrease in cash used was primarily due to a purchase of assets and advances extended to a director of 123 Investments Limited against purchase of a building.

Financing Activities: Net cash generated from financing activities was $3.25 million during the year ended December 31, 2025, compared to cash used of $0.33 million for the year ended December 31, 2024. This increase was mainly due to issuance of a convertible loan note and receipt against short term borrowing.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2025, and are included elsewhere in this annual report on Form 10-K.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in default with TFC debt; however, the Company has not received any notice of default from the Trustee.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2025 and 2024 are included herein beginning after the signature page hereof and are incorporated by reference into this Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer, (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our Chief financial Officer (principal accounting officer and financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive officer) and chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We have also considered the potential impact of additional material weaknesses on internal controls over financial reporting and management concluded that there was no additional material weakness. Our company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over the Company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

(b)

Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the year ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows as of March 30, 2026.

Name	Age	Position	Date first appointed as Director of the Company
GLOBALTECH CORPORATION
Dana Green	70	Chief Executive Officer and Director	December 2017
Frank R. Parrish, III	52	President	September 2025
Muhammad Azhar Saeed	46	Chief Financial Officer	—
Dean Christensen	78	Secretary	—
Charles J. Bartolotta	70	Director	December 2021
James A. Gibbons	82	Chairman	December 2017
Mehdi Mohamed Jawad Abdullah Al Abduwani	62	Director	April 2023
David Julian Fox	66	Director	April 2023
Shahid Ahmed Khan	69	Director	January 2026

WORLDCALL PUBLIC
Abbas Raza	53	Chief Executive Officer	—
Shahzad Saleem	47	Chief Financial Officer	—
Babar Ali Syed	51	Director

WORLDCALL PRIVATE
Ansar Iqbal Chauhan	45	Chief Financial Officer	—
Babar Ali Syed	51	Director	—
Muhammad Azhar Saeed	45	Chief Executive Officer, Director	—

FZC
Babar Ali Syed	51	Director	—
Muhammad Azhar Saeed	45	Director	—

•	Mr. Shahid Ahmed Khan was appointed in January 2026

Officers and Directors of GlobalTech Corporation

Dana Green, Chief Executive Officer, President and Director

From November 2017 to present, Dana Green has served as our Chief Executive Officer, and Director and from November 2017 to September 2025, Mr. Green served as President of the Company.

Since June 2008, Mr. Green has been the Manager of Entrada Enterprises LLC, a purchaser and manager of oil and gas properties, gas plants, and a regulated gas transmission pipeline. From July 2010 to June 2019, Mr. Green was the Vice President of Finance of Satview Broadband Ltd, a cable TV and Broadband company. From May 2010 to October 2015, Mr. Green was the Vice-President and from November 2015 to June 2019, Mr. Green was the Director and President of Pacific Energy and Mining, Inc., a publicly traded company on the OTC Markets (OTC:PEMC). From August 2003 to September 2006, Mr. Green was the Director and CEO of CF Green Corporation, a publicly traded company on the OTC Markets. From February 2000 to June 2008, Mr. Green was the Chairman and President of WENR Corp, a publicly traded company on the OTC Markets (OTC: WNRC). From October 1992 to February 2000, Mr. Green was the Director and Vice President of Engineering for Western Energy Inc, a publicly traded company on the OTC Markets.

In 1978, Mr. Green received a BSc Mineral Engineering degree from the Colorado School of Mines in Golden, Colorado.

Mr. Green’s services to us include management of corporate affairs.

As our Chief Executive Officer, President and Director, Mr. Green brings his experience in managing our day-to-day operations.

Frank R. Parrish, III, CPA, CIA, CCSA, CFE, CGMA and CVA— President of the Company

Frank R. Parrish, III has served as President of the Company since September 2025. Mr. Parrish possesses more than 25 years of progressive experience in assurance and advisory roles in client service, entrepreneurial, corporate, and global environments, having worked closely with U.S. and international companies as they list on U.S. public markets, as well as other transactions. Mr. Parrish currently serves as an Audit Partner with RBSM LLP, an auditing firm serving various public and private clients, a role he has held since January 2024. From September 2019 to January 2024, Mr. Parrish served as an Audit and Administrative Partner with TPS Thayer, LLC, an auditing firm. Prior to that, from January 2019 to September 2019, Mr. Parrish served as Audit Partner and Director of Audit Service with Thayer O’Neal Company LLC (which was reorganized as TPS Thayer). Mr. Parrish has also held accounting roles with various other entities including The Siegfried Group, LLP and Atwood Oceanics, Inc. He also previously served as an Inspections Specialist and Global Inspections Team member of the Public Companies Accounting Oversight Board (PCAOB), as a Senior Manager at Ernst & Young, LLP, and as an Audit Senior at KPMG LLP. He is a Certified Public Accountant and Certified Internal Auditor and holds a Bachelor of Business Administration in accounting from the University of Texas at San Antonio and a Bachelor of Science degree in logistics from Wayland Baptist University.

Muhammad Azhar Saeed — Chief Financial Officer of the Company, Director of WorldCALL Public and Director of WorldCall Private and FZC

Muhammad Azhar Saeed has served as the Chief Financial Officer of the Company since September 2024. From January 2018 through June 2023, Muhammad Azhar Saeed served as the Chief Financial Officer for WorldCALL Public and since July 2023 has served as the Executive Director of WorldCALL Public. Since June 2017, Muhammad Azhar Saeed has been a Director for WorldCALL Public. From May 2007 to December 2017, Muhammad Azhar Saeed served as Assistant Chief Internal Auditor for WorldCALL Public. Since April 2016, Muhammad Azhar Saeed has been a Director for Worldcall Private. Since April 2016, Muhammad Azhar Saeed has been a Director for FZC. Mr. Saeed is a Fellow member of the Institute of Chartered Accountants of Pakistan. From 2002 to 2007, Mr. Saeed worked as a Chartered Accountant at Riaz Ahmed and Company. Since 2007, Mr. Saeed has worked with WorldCALL Public, serving in several different departments, including compliance, secretarial practices, and accounts.  Mr. Saeed received his Bachelor’s Degree in Commerce from Punjab University in Lahore, Pakistan, and a Masters degree in Commerce from the Higher Education Commission of Lahore, Pakistan.

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

Mehdi Completed his Postgraduate Diploma in Development Planning Techniques Institute of Social Studies, The Hague, Netherlands in 1993. He completed his BA in Economics at Yarmouk University, Jordan in 1989.

Mehdi started his career as Research Assistant in Secretariat General of the Development Council in 1989 focusing on economic research, laying the foundation for his future roles in economic planning. Shortly after starting his career, he quickly rose to a directorial role, with position of Director General of Development Planning, Ministry of National Economy & Supreme Council for Planning during 1997-2012. His pivotal role in the Ministry and later at the Supreme Council for Planning highlighted his significant impact on Oman’s economic development strategies.

Since May 2023, Medhi has served as Chairman of, and as a member of the Board of Directors of, WorldCALL Public. From 2008 to 2019, he served as Chief Executive Officer of National Ferries Company Oman. Mehdi's tenure as CEO was marked by significant advancements in enhancing Oman's maritime connectivity.

From November 2019 to January 2021, he served as advisor to the Chief Executive officer of Asyad Group, and from February to December 2021, he served as Senior Vice President of Oman Rail LLC.

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

Shahid Ahmed Khan, Director

Mr. Khan has served as a principal with Tricon Boston Consulting Corporation, a company in the international, development, communications and energy industry, since May 2002. Since January 2022, Mr. Khan has served on the Board of Trustees of East-West University in Chicago, Illinois. Prior to joining Tricon Boston Consulting Corporation, Mr. Khan worked independently providing business development and management services to organizations in the United States and Pakistan. Mr. Khan received a bachelor’s degree in economics from the University of Punjab.

The Company believes that Mr. Khan’s extensive experience in international trade and development, with expertise in public affairs, negotiation, business planning, and strategic analysis, qualifies him to serve as a member of the Board of Directors and will provide valuable insight to the Board of Directors.

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

In 2010, Mr. Chauhan earned a degree as a Certified Internal Control Auditor from The Institute of Internal Controls, USA.

Babar Ali Syed, Director of WorldCALL Public and Director of Worldcall Private and FZC

Babar Ali Syed has been a director of WorldCALL Public since May 2023, and served as Chief Executive Officer of WorldCALL Public from 2008 until May 2023. Since April 2016, Mr. Syed has been a Director of Worldcall Private. Since August 2016, Mr. Syed has been a Director for FZC. From June 2017 to May 2020, and again from May 2023 to present, Mr. Syed has served as a Director of WorldCALL Public. From August 2008 to May 2023, Mr. Syed served as Chief Executive Officer of WorldCALL Public.

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

Terms of Office of Officers and Directors

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Bylaws as it deems appropriate. Our Bylaws, as amended, provide that our officers shall include a Chief Executive Officer, a President and a Secretary and may also include a Chairperson of the Board, a Vice Chairperson of the Board, a Financial Officer, a Treasurer, one or more Vice Presidents, one or more Assistant Vice Presidents, one or more Assistant Treasurers, one or more Assistant Secretaries, and any such other officers as may be appointed in accordance with the provisions of the Bylaws, as amended.

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

Family Relationships amongst Directors and Officers

There are no family relationships among our dire

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including directors, pursuant to which the officer was selected to serve as an officer or director.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Audit Committee is also charged with the review and pre-approval of any and all related party transactions. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s corporate governance guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance. (the Company’s committees are described in greater detail below).

While the Board oversees the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Other Directorships

No director of the Company is also a director of an issuer with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

 Potential Conflicts of Interest

Our Chief Executive Officer and Director, Dana Green devotes his full time to our business. Our Chief Financial Officer, Muhammad Azhar Saeed also devotes his full time to our business. Our President, Frank R. Parrish III, devotes such time as may be necessary each week to the Company. In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

■	the corporation could financially undertake the opportunity;
■	the opportunity is within the corporation’s line of business; and
■	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Terms of Directors

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Our First Amended and Restated Articles of Incorporation and Bylaws, as amended, authorize only our board of directors to fill vacancies on our board of directors.

Terms of Directors

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Our First Amended and Restated Articles of Incorporation and Bylaws, as amended, authorize only our board of directors to fill vacancies on our board of directors.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Committees of the Board

On January 7, 2026, the Board of Directors of the Company adopted charters for a Compensation Committee, Audit Committee, and Nominating and Corporate Governance Committee of the Board of Directors, and a Code of Ethical Business Conduct, which establishes standards of ethical conduct applicable to the Company’s directors, officers, employees, and, where applicable, agents and representatives.

Following the adoption of the committee charters, the Board of Directors made the following committee appointments:

Director Name	Audit Committee	Compensation Committee	Nomination, Corporate Governance Committee
Dana Frank Green
James A. Gibbons (1)	M		C
Charles J. Bartolotta		C
Mehdi Mohammad Jawad Al Abduwani	C	M
David Julian Fox	M		M
Shahid Ahmed Khan		M	M

C - Chairperson of the Committee.

M - Member of the Committee.

(1)  Chairman of the Board.

Audit Committee

We currently have an Audit Committee of the Board of Directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act, and all members of our Audit Committee meet such requirements.

The Board has determined that Mr. Mehdi Al Abduwani is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of Audit Committee functions.

Our Audit Committee Charter details the principal functions of the Audit Committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

Compensation Committee

We have established a Compensation Committee of the Board of Directors. Under Nasdaq listing standards and applicable SEC rules, the compensation of the chief executive officer of a listed company must be determined, or recommended to the Board for determination, either by a Compensation Committee comprised of independent directors or by a majority of the independent directors on its Board of Directors, and we plan to maintain a Compensation Committee with at least three members, all of whom will be independent.

The Compensation Committee assists the Board of Directors in overseeing the Company’s executive compensation programs, ensuring they attract, retain, and motivate executives while aligning their interests with those of stockholders.

The Compensation Committee acts on behalf of the Board unless otherwise delegated and serves as the administrator for equity-based and employee benefit plans, with authority to make grants in accordance with plan terms and applicable law. It may delegate grant-making authority for stock options and awards to non-executive officers, requiring regular reporting, and may revoke such delegations.

If required by exchange rules, the Compensation Committee may retain compensation consultants, legal counsel, or other advisers at its discretion, overseeing their appointment, compensation, and work. It must consider factors relevant to their independence from management before selection. The Compensation Committee is not bound by advisers’ recommendations and exercises independent judgment. The CEO and other executive officers are excluded from discussions on their own compensation.

The Compensation Committee’s principal responsibilities, subject to Board oversight, include:

1.

Reviewing the competitiveness of executive compensation programs to attract and retain executives, motivate achievement of business objectives, and align interests with long-term stockholder value; setting and evaluating the CEO's annual goals and performance.

2.	Monitoring trends in executive compensation, developing new plans, and revising existing ones as needed.
3.	Reviewing and approving the compensation structure for executives.
4.

Evaluating executive officers' performance and approving their annual compensation (salary, bonus, incentive, and equity), including packages for new hires and terminations; approving and recommending CEO compensation to the Board.

5.	Recommending long-term incentive plans, including equity-based plans.
6.	Periodically reviewing non-employee director compensation and recommending adjustments to the Board, without members setting their own pay except uniformly.
7.	Reviewing management reports on compensation practices.
8.	Preparing an annual Compensation Committee report for the proxy statement in compliance with SEC and other regulatory requirements.
9.	Conducting an annual self-evaluation and recommending charter changes.
10.	Assessing compensation policies for risk encouragement and recommending changes.
11.	Administering clawback policies in compliance with exchange rules and SEC regulations.
12.	Performing other Board-requested actions.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to become Board members, recommending director nominees, and overseeing the Company's corporate governance practices. The Nominating and Corporate Governance Committee has the resources and authority necessary to fulfill its duties, including sole authority to retain, compensate, and terminate outside counsel, compensation consultants, or other experts, with the Company providing appropriate funding.

The Committee has authority to retain search firms for identifying director candidates and other advisors as needed, with sole authority over their retention terms and fees.

The Nominating and Corporate Governance Committee’s specific responsibilities and duties include:

a)	Establishing criteria for selecting new directors and nominees for Board vacancies;
b)	Approving director nominations for stockholder approval at annual meetings;
c)	Identifying and recruiting qualified candidates for Board membership, Chairman of the Board, and committee chairs;
d)	Recommending whether to accept or decline director resignations;
e)	Considering stockholder-nominated director candidates;
f)	Reviewing director conflict of interest issues and determining resolutions;
g)	Annually reviewing incumbent directors' performance and attendance for election decisions;
h)	Providing orientation programs for new directors;
i)	Developing, reviewing, and recommending revisions to the Company's corporate governance framework, including Articles of Incorporation and Bylaws;
j)	Monitoring compliance with corporate governance guidelines;
k)	Reviewing and recommending the Board's size, composition, skills, experience, and diversity, including compliance with exchange diversity disclosure requirements; and
l)	Annually reviewing and assessing corporate governance policies and practices, recommending changes to the Board.

The Committee provides periodic reports to the Board, proposes necessary actions, and annually reviews and reassesses the adequacy of its charter, recommending changes to the Board for approval.

The Nominating and Corporate Governance Committee leads searches for qualified Board candidates, selecting individuals with high integrity, ability, sound judgment, and effectiveness in serving stockholder interests. It may use networks or professional search firms and selects candidates by majority vote.

The Nominating and Corporate Governance Committee considers good-faith stockholder recommendations for nominees, provided they meet exchange and federal securities law requirements. Stockholders must submit candidate details, consent, and their own share ownership information to the Company Secretary. All nominations must comply with the Company's governing documents, federal securities laws, and proxy rules.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Director Independence

Our Board of Directors has determined that all of our directors, other than Mr. Green, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Chief Financial Officer and Secretary, 3550 Barron Way, Suite 13a, Reno, Nevada 89511, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy on Timing of Equity Award Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Insider Trading/Anti-Hedging Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

The insider trading policy is attached to this Annual Report as Exhibit 19.1 hereto.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any).

Additionally, on January 7, 2026, the Board of Directors adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and Nasdaq rules and, together with Rule 10D-1, the “Final Clawback Rules”). The Clawback Policy will provide for the mandatory recovery of erroneously awarded incentive compensation from current and former officers of the Company as defined in Rule 10D-1 (“Covered Officers”) in the event the Company is required to prepare an accounting restatement as specified in the Clawback Policy. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The Clawback Policy is attached to this Annual Report as Exhibit 97.1 hereto.

Code of Ethics

We have adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all directors, officers, employees, and associates, requiring adherence to high ethical standards, compliance with all applicable laws, and prioritization of the Company’s interests over personal gain. Prohibited activities under the Code of Ethics include bribery, collusion, improper use of corporate funds or resources for personal benefit, political contributions using Company assets, and payments or gifts to government officials to influence decisions.

Violations of the Code of Ethics may result in disciplinary action up to termination, and employees are encouraged to report suspected issues to managers, outside legal counsel, or the Board without fear of retaliation.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions in a Current Report on Form 8-K.

The Code of Ethics is attached to this Annual Report as Exhibit 14.1 hereto.

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

Based solely upon our review of the Section 16(a) filings that have been filed with the SEC during fiscal 2025, we believe that Frank R. Parrish, III, our President, failed to timely file his initial ownership report on Form 3, and each of, and Babar Ali Syed, a greater than 10% stockholder of the Company and Muhammed Azhar Saeed, a greater than 10% stockholder of the Company and the Company’s Chief Financial failed to timely disclose one transaction each on Form 4, and as a result each failed to timely file one Form 4.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2025 and 2024 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2025 and 2024, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2025 or 2024 (collectively, the “Named Executive Officers”) . Other than as set forth in the table below, no executive officers of the Company or its subsidiaries received total compensation exceeding $100,000 for the years presented.

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Dana Green, Chief Executive Officer and Director and Former President (3)	2025	—	—	—	—	—	—
	2024	—	—	—	—	—	—

Muhammad Azhar Saeed, Chief Financial Officer (4)	2025	56,379	—	—	—	—	56,379
	2024	56,610	—	—	—	—	56,610
Frank R. Parrish, III, President (5)	2025	66,668					66,668

Abbas Raza, Chief Executive Officer of WorldCALL Public	2025	47,363	—	—	—	—	47,363
	2024	47,824	—	—	—	—	47,824

Shahzad Saleem, Chief Financial Officer of WorldCALL Public	2025	30,786	—	—	—	—	30,786
	2024	31,086	—	—	—	—	31,086

Anser Iqbal, Chief Financial Officer of Worldcall Private	2025	22,024	—	—	—	—	22,024
	2024	22,238	—	—	—	—	22,238

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

(3)	Ceased serving as President on September 22, 2025.

(4)

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

Exchange Rate: December 31, 2025 USD equals Rs. 280.55 Exchange Rate: December 31, 2024 USD equals Rs. 278.85

(5)	Appointed as President effective September 22, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2025 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dana Green	600,000	400,000	(1)	$0.0001	12/15/2028	—	$—

(1)	Vest at the rate of 200,000 options each year on January 1st.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2025. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($) (1)(3)	All Other Compensation ($)		Total ($)
Charles J Bartolotta	$—	$—	$—		$—
James A Gibbons	$—	$—	$—		$—
Mehdi Mohammed Jawad Abdullah Al Abduwani	$—	$—	$2,771	(2)	$2,771
David Julian Fox	$—	$—	$—		$50

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

(2)	$2,771 represents meeting fees paid to directors of WorldCALL Public.

(3)	The aggregate number of unvested options held by each non-employee director listed above as of December 31, 2025 was as follows:

Name	Unvested Options (#)
Charles J. Bartolotta	200,000
James A. Gibbons	200,000
Al Abduwani Mehdi Mohammad Jawad Abdullah	200,000
David Julian Fox	200,000

•	Exchange Rate: December 31, 2025 USD equals Rs. 280.55.
•	Exchange Rate: December 31, 2024 USD equals Rs. 278.85.

No specific board compensation policy has been adopted to date, however, we expect that our non-executive directors will be granted equity compensation and paid cash, from time to time, for their services on the Board of Directors.

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers, except that there is currently an Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed, our Chief Financial Officer and Babar Ali Syed, Director of WorldCALL Public, WorldCALL Private and Ferret Consulting F.Z.C., each as discussed below.

Our Chief Financial Officer (CFO), Muhammad Azhar Saeed, has no contract with the Company and is not drawing any salary directly from the Company. However, he has an employment contract with WorldCALL Public dated June 1, 2023. The employment agreement includes a monthly salary of approximately $4,501, gratuity as per Company policy and 20 days of paid leaves per year. The agreement also provides for the payment of certain business expenses. The agreement can be terminated by either party with 30 days prior written notice, or earlier in the event the terminating party provides the non-terminating party one month of salary.

Additionally, WorldCALL Public is party to an employment agreement with Babar Ali Syed who is also a Director of WorldCALL Public and Director of Worldcall Services (Private) Limited and Ferret Consulting F.Z.C., wholly-owned subsidiaries of WorldCALL Public. Pursuant to that employment agreement, WorldCALL Public agreed to pay Mr. Syed approximately $83,850 per year (approximately $6,987 per month). He is also entitled to gratuity as per company policy and 20 days of paid leave per year.

Consulting Agreement

In connection with Mr. Frank R. Parrish, III’s then expected appointment as President of the Company, which occurred effective on September 22, 2025, the Company entered into a Consulting Agreement between the Company and FPIS Consulting LLC (“FPIS”), an entity that is owned and controlled 50% by each of Mr. Parrish and Mr. Iqbal Safdar, a consultant to the Company (the “Consulting Agreement”), dated September 1, 2025. Pursuant to the Consulting Agreement, the Company agreed to engage FPIS to provide the services of Mr. Parrish to the Company.

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

In consideration for services rendered under the Consulting Agreement, the Company agreed to pay FPIS $16,667 per month. Additionally, the Board of Directors, may grant FPIS or Mr. Parrish bonuses from time to time in its discretion, in cash or equity and/or increase the compensation payable to FPIS.

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

“Cause” under the Consulting Agreement includes: Mr. Parrish’s failure or refusal to follow lawful directors of the Company after 30 days written notice; his willful misconduct, gross negligence, or act of material dishonesty; his indictment for, or a plea of guilty or no contest to, any felony or other criminal offence involving serious moral turpitude; his violation of any material written policies of the Company or its affiliates of which he has received written notice and which violation is, in each case, if curable, not cured within 30 days of written notice from the Company; his breach of any non-solicitation or non-competition obligations to the Company or its affiliates; or his willful, grossly negligent, or reckless breach of any confidentiality obligations to the Company or its affiliates; or his material breach of any of the provisions of the Consulting Agreement or any other agreement between the Company and its affiliates on the one hand and Mr. Parrish on the other hand, which (if curable) is not cured within 30 days of written notice. “Good Reason” includes: a major reduction in Mr. Parrish’s title, authority, duties, responsibility or pay; a required relocation of more than 50 miles; or a material breach of the Consulting Agreement, following in each case, the Company’s failure to cure such issue within 60 days of written notice from Mr. Parrish, which must be provided within 30 days of the occurrence of the applicable event.

The Consulting Agreement includes customary confidentiality obligations and assignment of inventions requirements of Mr. Parrish.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	—	$—	14,488,169	(2)
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	14,488,169

(1) Consists of awards available for future issuance under the GlobalTech Corporation 2024 Equity Incentive Plan.

(2) On April 1, 2025, the number of shares available under the GlobalTech Corporation 2024 Equity Incentive Plan increased automatically by 6,988,169 shares, to 14,488,169 shares (see discussion below).

GlobalTech Corporation 2024 Equity Incentive Plan

On September 25, 2024, our Board of Directors, subject to the approval and ratification of our stockholders, adopted the GlobalTech Corporation 2024 Equity Incentive Plan (the “2024 Plan”). On December 5, 2024, at the 2024 Annual Meeting of Stockholders of the Company, the stockholders approved and ratified the 2024 Plan, which became effective on the same date.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2024 Plan is the sum of (i) 7,500,000 shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2025 (the number of shares available under the 2024 Plan increased automatically by 6,988,169 shares on April 1, 2025, to 14,488,169 shares and ending on (and including) April 1, 2034, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 7,500,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 75,000,000 shares of common stock (or awards) may be issued or granted under the 2024 Plan in aggregate, and no more than 75,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our current executive officers and directors as a group, as of March 23, 2026 (the “Date of Determination”). As of the Date of Determination, there were 151,071,091 shares of common stock and 82,800 shares of preferred stock issued and outstanding.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3550 Barron Way, Suite 13a, Reno, Nevada 89511.

Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Ownership		Percent of Class (1)
Named Executive Officers and Directors
Common Stock	Dana Green, Chief Executive Officer and Director(1)	9,858,752	(2)	6.5%
Common Stock	Frank. R. Parrish, III	----		----
Common Stock	Muhammad Azhar Saeed, Chief Financial Officer	28,445,122	(2)	18.8%
Common Stock	Charles J. Bartolotta, Director	800,000	(2)	* %
Common Stock	James A. Gibbons, Chairman(3)	800,000	(2)	* %
Common Stock	Mehdi Mohammad Jawad Abdullah Al Abduwani, Director	800,000	(3)	* %
Common Stock	David Julian Fox, Director	800,000	(3)	* %
Common Stock	Abbas Raza, Chief Executive Officer of WorldCALL Public	—		—%
Common Stock	Shahzad Saleem, Chief Financial Officer of WorldCALL Public	—		—%
Common Stock	Anser Iqbal, Chief Financial Officer of Worldcall Private	—		—%
Common Stock	All Named Executive Officers and Directors as a Group (8 Persons)	41,513,874		27.48%
Greater than 5% Stockholders
Common Stock	Babar Ali Syed(3)	88,463,156		58.56%
Common Stock	Rhonda L Ahmad(4)	9,317,218		6.2%
Convertible Series A Preferred Stock (6)	Stephen Buck(7)	78,593		---%
Convertible Series A Preferred Stock (6)	John Patrick Bywater(8)	4,207		---%

* Less than 1%.

(1)	Represents 38,892 shares of our common stock held directly by Dana Green and 9,219,860 shares held by Entrada Enterprises LLC, a limited liability company controlled by Dana Green.
(2)	Includes options to purchase 800,000 shares of common stock with an exercise price of $0.0001 per share.
(3)	The business address for Babar Ali Syed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.
(4)

Pursuant to the Voting Agreement, the Series A Preferred Shareholders provided Mr. Babar Ali Syed and Mr. Muhammad Azhar Saeed with a power of attorney and irrevocable proxy to vote all shares of Company securities held by the Shareholders from time to time (including Series A Preferred Stock and Company common stock received pursuant to the Closing of the Exchange Agreement) until the earlier of (i) January 1, 2029, (ii) the date that the Shareholders hold no shared of Company securities, or (iii) the date on which the Majority Shareholders have notified the Shareholders that the Voting Agreement has been terminated. The Voting Agreement also prohibits the Shareholders from selling, transferring, or pledging Company securities without the consent of the Majority Shareholders or in violation of the Lock-Up Agreement. As such, these totals include 750,000 shares of common stock held by the Shareholders which Mr. Syed and Mr. Azhar have the right to vote pursuant to the Voting Agreement.

(5)	Includes 9,317,218 shares held by the Rhonda Ahmad Irrevocable Trust, an entity controlled by Rhonda Ahmad. Address: 13495 S Hills Dr, Reno, Nevada 89511.
(6)

The Series A Preferred Stock does not accrue or participate in any dividends. In the event of a liquidation, dissolution, or winding-up of the Company, the holders are entitled to a liquidation preference equal to the greater of the $100 stated value per share or the amount they would receive if fully converted to common stock immediately prior to liquidation, distributed ratably if assets are insufficient, and paid prior to any distribution to any junior stock (including the common stock). Holders of Series A Preferred Stock have the right to convert the Series A Preferred Stock into common stock during a 60-day period beginning on March 31, 2026 (or June 1, 2026, if an uplisting application is pending), during which holders may convert shares into common stock at the Stated Value divided by the greater of $2.00 or 80% of the initial uplisting sales price on Nasdaq Capital Market, Nasdaq Global Market, or NYSE American, adjusted for stock splits or dividends, with fractional shares rounded up. The Series A Preferred Stock automatically converts into common stock on the earlier of uplisting approval or the end of the optional conversion period, using similar pricing formulas, with a floor of $2.50 for conversions at the period’s end if no uplisting has occurred. The Series A Preferred Stock carries no voting rights except for certain customary protective provisions, which require majority holder approval for actions such as amending the Series A designation, altering authorized shares (except by redemption or conversion), authorizing new senior or adversely affecting stock, effecting exchanges into Series A Preferred Stock shares, or issuing additional Series A Preferred Stock shares beyond the Exchange Agreement terms. Increases in authorized common or junior/pari passu preferred stock are not deemed adverse to the rights of the Series A Preferred Stock. The shares have no redemption rights. The Series A Preferred Stock is described in greater detail below under “Description of Capital Stock—Preferred Stock—Convertible Series A Preferred Stock”.

(7)	Address: 9 Lake View Court, Leeds, England, LS8 2TX.
(8)	Address: 17 Chantry Grove, Royston, Barnsley, South Yorkshire. England, S71 4QR.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles of Incorporation, as amended and restated, or Bylaws the operation of which may at a subsequent date result in a change of control of our company

Item 13. Certain Relationships and Related Transactions and Director Independence

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

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 9,219,860 shares of our common stock, representing 6.2% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director of Satview Broadband Ltd. We pay annual rent of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2025. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

As of December 31, 2025 and 2024, we owed $267,253 and $709,975, respectively, to Mr. Babar Ali Syed, a greater than 5% stockholder and the Director of WorldCALL Public and Director of Worldcall Private and FZC, in connection with advances made by such persons in the normal course of business, which does not accrue interest and is payable upon demand and as of December 31, 2025 we also owed $1,976,567 to family members of Mr. Stephen Andrew Buck, a director of 123 Investments Limited, which does not accrue interest and is payable upon demand.

The following related party transactions existed during the years ended December 31, 2025 and 2024:

		December 31,
		2025	2024
Transactions during the year
Worldcall Cable (Private) Limited	Interest charged during the year	$1,108	$1,987
Worldcall Ride Hail (Private) Limited	Interest charged during the year	$7	18
Babar Ali Syed	Funds repaid	(442,722)	(79,410)
Ben Buck	Loan	499,965	-
C Buck	Loan	673,160	-
D Buck	Loan	803,442	-
Key management personnel	Advances against expenses disbursed (adjusted) – net	$18,457	$2,199

Advance to a related party
Stephen Andrew Buck	Advance against purchase of property	3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited	Receivable	$14,358	$13,326
Worldcall Ride Hail (Private) Limited	Receivable	110	$104
Footwear Software Limited	Receivable	142,296	-
MIP Distribution Limited	Receivable	$1,439	-
Total		158,203	13,430

Due to related parties (Current liabilities)
Key management personnel		347,416	542,185

Due to related parties (Non-current liabilities)
Babar Ali Syed	Payable	267,253	709,975
Ben Buck*	Payable	499,965	-
C Buck*	Payable	673,160	-
D Buck*	Payable	803,442	-
Total		2.243,820	709,975

* Children of Stephen Buck, a director of 123 Investments Limited.

As on December 31, 2025 and December 31, 2024, outstanding balance from key management personnel was approximately $347,416 and $542,185, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company’s subsidiaries owe approximately $2.24 million and $0.71 million interest free loan to a subsidiary’s director, Babar Ali Syed, Muhammad Azhar Saeed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of December 31, 2025 and December 31, 2024, respectively, which is repayable at the discretion of the Company.

Other Directorships

None of our other officers and directors are directors of other Securities and Exchange Commission reporting companies.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, before the adoption of the Audit Committee Charter, discussed below, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

Effective on January 7, 2026, we adopted an Audit Committee Charter and empowered our Audit Committee to review related party transactions to determine whether such transactions are fair to the Company and its stockholders. The Audit Committee of the Board of Directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the Board of Directors in place of the Committee.

In addition, as discussed above, we have adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors, and require that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Corporate Governance and Director Independence

Our Board of Directors has six directors, Dana Green, Charles J Bartolotta, James A Gibbons, Shahid Ahmed Khan, Mehdi Mohamed Jawad Abdullah Al Abduwani, and David Julian Fox. Our subsidiary WorldCALL Public has eight directors namely, Mehdi Mohamed Jawad Abdullah Al Abduwani, Muhammad Shoaib, Babar Ali Syed, Muhammad Azhar Saeed, Mubasher Lucman, Hina Babar, Syed Salman Ali Shah and Tariq Hasan. Our subsidiary Worldcall Private has three directors, Babar Ali Syed, Muhammad Azhar Saeed and Mansoor Ali. Our subsidiary FZC has two directors, Babar Ali Syed and Muhammad Azhar Saeed.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
	US$	US$
Annual Audit Fees – Zahid Jamil & Co	25,000	-
Annual Audit Fees – Saeed Kamran & Co	-	25,000
Other Related Fees (Quarterly reviews) – Saeed Kamran & Co	20,000	15,000
Total	45,000	40,000

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

Item 15. Exhibits and Financial Statements

(a) Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b) Exhibits required by Item 601 of Regulation S-K

		Filed/ Furnished	Incorporated by Reference			File
Exhibit No.	Description	Herewith	Form	Exhibit	Filing Date	Number
3.1	Articles of Incorporation dated December 12, 2017		10-12G/A	3.1	01/11/2023	000-56482
3.2	Amendment to Articles of Incorporation dated July 01, 2018		10-12G/A	3.2	01/11/2023	000-56482
3.3	Amendment to Articles of Incorporation dated August 27, 2020		10-12G/A	3.3	01/11/2023	000-56482
3.4	Articles of Merger dated March 02, 2022		10-12G/A	3.4	01/11/2023	000-56482
3.5	Amendment to Articles of Incorporation dated March 23, 2022		10-12G/A	3.5	01/11/2023	000-56482
3.6	Amended and Restated Articles of Incorporation of GlobalTech Corporation, filed with the Secretary of State of Nevada on December 10, 2024		8-K	3.1	12/13/2024	000-56482
3.7	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to affect an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock, $0.0001 par value per share, that we may issue from 10,000,000 to 500,000,000 and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.2	12/13/2024	000-56482
3.8	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to change our name from “Elko Broadband Inc” to “GlobalTech Corporation” and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.3	12/13/2024	000-56482
3.6	By-Laws		10-12G/A	3.6	01/11/2023	000-56482
4.1*	Description of the Registrant’s Securities	X
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021		10-12G/A	10.1	01/11/2023	000-56482
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022		10-12G/A	10.1A	01/11/2023	000-56482
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022		10-12G/A	10.1B	01/11/2023	000-56482
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023		10-K/A	10.1C	04/11/2023	000-56482
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.		10-K/A	10.1D	09/11/2023	000-56482
10.1(e)	Amendment to Plan and Agreement of Reorganization between Elko Broadband Inc. and Worldcall Holdings Inc. dated December 19, 2023.		8-K	10.1(e)	12/19/2023	000-56482
10.1(f)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Woldcall Holdings Inc. dated March 29, 2024.		8-K	10.1(f)	03/29/2024	000-56482
10.2≠	Employment Agreement between WorldCALL Public and Babar Ali Syed		10-12G/A	10.2	01/11/2023	000-56482
10.3≠	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed		10-12G/A	10.3	01/11/2023	000-56482
10.4≠	Employment Agreement between WorldCALL Public and Mansoor Ali		10-12G/A	10.4	01/11/2023	000-56482
10.5	Lease agreement between Company and Satview Broadband Limited dated June 01, 2022		10-12G/A	10.5	01/11/2023	000-56482

10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021		10-12G/A	10.6	01/11/2023	000-56482
10.7	Lease Agreement between WorldCALL Public and WorldCall Private dated February 01, 2022		10-12G/A	10.7	01/11/2023	000-56482
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021		10-12G/A	10.8	01/11/2023	000-56482
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005		10-12G/A	10.9	01/11/2023	000-56482
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006		10-12G/A	10.10	01/11/2023	000-56482
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007		10-12G/A	10.11	11/21/2022	000-56482
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007		10-12G/A	10.12	01/11/2023	000-56482
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008		10-12G/A	10.13	01/11/2023	000-56482
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019		10-12G/A	10.14	01/11/2023	000-56482
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11, 2018		10-12G/A	10.16	01/11/2023	000-56482
10.16	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020		10-12G/A	10.17	01/11/2023	000-56482
10.17	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013		10-K/A	10.18	09/11/2023	000-56482
10.18≠	GlobalTech Group, Inc. 2024 Equity Incentive Plan		8-K	10.1	12/11/2024	000-56482
21.1	Subsidiaries of the Registrant		10-12G/A	21	01/11/2023	000-56482
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
32.2**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Filed herewith.

** Furnished herewith.

≠ management contract or any compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: March 31, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 31, 2026	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 31, 2026	By:	/s/ Charles J. Bartolotta
Charles J. Bartolotta
Director

Dated: March 31, 2026	By:	/s/ James A. Gibbons
James A. Gibbons
Director

Dated: March 31, 2026	By:	/s/ Shahid Ahmed Khan
Shahid Ahmed Khan
Director

Dated: March 31, 2026	By:	/s/ Mehdi Mohamed Jawad Abdullah Al Abduwani
Mehdi Mohamed Jawad Abdullah Al Abduwani
Director

Dated: March 31, 2026	By:	/s/ David Julian Fox
David Julian Fox
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlobalTech Corporation (a Nevada corporation) fand subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operation, comprehensive income, stockholders’ equity, and cash flows for year ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and the consolidated results of its operations and its cash flows for the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Material uncertainty relating to going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 30 to the consolidated financial statements a subsidiary of the Company, WorldCall Telecom Limited, has incurred loss after taxation for the year ended December 31, 2025, and has accumulated deficit as on that date. These conditions, along with the other factors like contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about the subsidiary’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. Our opinion is not modified with respect to this matter.

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

(Zahid Jamil & Co)

Chartered Accountants

PCOAB No. 7257

We have served as the Company’s Auditor since 2025.

Lahore, Pakistan

Dated: March 26, 2026

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

Lahore, Pakistan

March 24, 2025, except for Note 1, 2, 11, 14, 21, 25, 27 and 28 as to which the date is December 10, 2025

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$528,717	$822,251
Restricted cash	2,721,030	2,633,019
Accounts receivable – net – Pledge	8,283,057	3,780,777
Short term investments – Pledge	1,037,131	970,596
Prepayments	960,235	60,234
Stores and spares – Pledge	835,010	838,641
Stock in trade	5,225,746	-
Advances	4,332,758	4,660,122
Due from related parties	158,203	13,430
Other receivables	1,426,910	3,933,728
Total current assets	25,508,797	17,712,798
Property, plant and equipment – Pledge	16,074,411	16,936,286
Operating lease right-of-use assets	1,248,106	451,111
Intangible assets – net – Pledge	46,253,581	10,264,049
Goodwill	4,826,375	-
Advance to a related party	3,360,688	-
Long term receivables and other assets	3,232,132	3,123,604
Deferred tax asset	2,641,751	8,468,381
TOTAL ASSETS	$103,145,841	$56,956,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,416,828	$26,721,113
Current portion of non-current liabilities	8,896,008	8,320,104
Accrued interest	4,044,858	3,545,054
Short term borrowings - Pledge	2,949,049	1,103,560
Due to related parties	347,416	542,185
Provision for taxation – net	634,002	1,125,182
Total current liabilities	55,288,161	41,357,198
Term finance certificates	-	-
Long term financing – secured	623,629	1,154,484
Long term financing – Convertible	1,625,000	-
Long term deposits and payable	1,687,168	1,412,328
License fee payable	162,228	163,217
Operating lease liability	977,792	635,030
Post employment benefits	704,377	676,084
Due to related parties	2,243,820	709,975
Total non-current liabilities	8,024,014	4,751,118
TOTAL LIABILITIES	$63,312,175	$46,108,316
CONTINGENCIES AND COMMITMENTS (NOTE 18)
SHAREHOLDERS' EQUITY:
Preferred stock, $100 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock at December 31, 2025 and 82,800 shares issued	8,280,000	-

Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2025 and December 31, 2024 and issued 150,719,091 and 139,933,391 shares, respectively.	15,072	13,993
Additional paid in capital	11,570,321	-
Accumulated other comprehensive loss	(322,182)	(896,497)
Accumulated deficit	(39,824,105)	(38,110,867)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(20,280,894)	(38,993,371)
Non - controlling interest	60,114,560	49,841,283
TOTAL SHAREHOLDERS’ EQUITY	39,833,666	10,847,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,145,841	$56,956,229

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

NET REVENUE	$22,068,599	$18,255,248
Direct operating costs	(20,064,066)	(16,800,147)
Other operating costs	(3,274,580)	(2,505,673)
Depreciation and amortization	(2,134,460)	(2,804,936)
Other expenses	(325,885)	(201,841)
OPERATING LOSS	(3,730,392)	(4,057,349)
OTHER:
Other income – net	2,266,656	3,656,070
Finance cost	(1,395,709)	(2,365,281)
LOSS BEFORE TAXATION	(2,859,445)	(2,766,560)
Taxation	(287,802)	(179,733)
NET LOSS	$(3,147,247)	$(2,946,293)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(1,713,238)	(1,626,354)
Non - controlling interest (NCI)	(1,434,009)	(1,319,939)
	(3,147,247)	(2,946,293)

Loss per common share: basic and diluted - (a/b)	$(0.012)	$(0.012)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	147,164,898	139,933,391

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

NET LOSS	$(3,147,247)	$(2,946,293)

Items that will not be reclassified to profit or loss:
Re-measurement gain of post-employment obligations	47,693	96,093
Deferred tax expense on re-measurement gain of post-employment benefit obligations	(13,831)	(27,881)
Foreign currency translation adjustment	1,006,563	1,499,724
Other Comprehensive income- net of tax	1,040,425	1,567,936

COMPREHENSIVE LOSS	$(2,106,822)	$(1,378,357)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(1,138,922)	(760,853)
Non - controlling interest (NCI)	(967,900)	(617,504)
	$(2,106,822)	$(1,378,357)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,147,247)	$(2,946,293)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,134,459	2,804,936
Gain on disposal of tangible assets	(2,575)	(4,896)
Gain on lease termination	(114,489)	(2,299)
Fair value gain on short term investment	(118,727)	(108,677)
Interest accretion on liabilities	1,273,826	2,225,648
Liabilities written back on settlement with parties	(1,670,548))	(56,359)
Post-employment benefits	142,292	181,485
Income on deposits, advances and savings accounts	(153,350)	(420,041)
Exchange loss on liabilities	222,153	69,859
Provision/(reversal) for credit losses of trade and other receivables	(226,249)	69,061
Changes in operating assets and liabilities:
Stores and spares	3,631	20,630
Stock in trade	(5,225,746)	-
Trade debts	(4,502,280)	264,708
Advances	327,364	(446,654)
Short Term Investment	(66,535)	(821,169)
Prepayments	(900,000)	(48,786)
Due from related parties	(144,773)
Other receivables	(101,876)	(1,826,875)
Trade and other payables	11,500,948	879,710
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	274,839	(461,567)
due to related parties	1,533,845	274,550
Long term receivables and other assets	(108,528)	1,129,753
Post-employment benefits paid	(37,132)	(26,921)
Income on deposits and saving accounts	153,350	420,041
Lease rental payments	(125,240)	(138,024)
Finance cost paid	(1,636,636)	(630,050)
Income tax paid	(799,414)	(176,044)

Net cash (used in)/generated from operating activities	(1,514,638)	225,547
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(307,237)	(123,052)
Advance to a related party	(3,360,688)	-
Advance for intangible assets	(86,911)	-
Proceeds from disposal of assets	18,264	20,889
Net cash used in investing activities	(3,736,572)	(102,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	(96,746)	-
Repayment of long-term financing	(198,072)	(326,348)
Receipt of convertible loan	1,625,000	-
Receipt of short-term borrowing	1,845,490	-
Issuance of common stock	71,400
Net cash generated from/ (used in) financing activities	3,247,073	(505,691)
Net Decrease in Cash and Cash Equivalents	(2,004,137)	(202,964)
Cash and Restricted Cash at the beginning of the year	3,455,270	3,261,539
Exchange effect	1,798,614	396,697
Cash and Restricted Cash at the End of the Year	$3,249,747	$3,455,270
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(799,414)	$(176,044)
Interest	$(1,636,636)	$(630,050)

The cash and cash equivalent comprises of the following:
Cash and cash equivalent	$528,717	$822,251
Restricted cash	2,721,030	2,633,019
	$3,249,747	$3,455,270

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2024	-	$-	$-	139,763,391	$13,976		$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	(38,232,535)	$50,458,789	$12,226,254
Net loss attributable for the year	-	-	-	-	-		-	-	-	(1,626,354)	(1,626,354)	(1,319,939)	(2,946,293
Other comprehensive loss for the year - net of tax	-	-	-	-	-		37,653	827,848	865,501	-	865,501	702,435	1,567,936
Total comprehensive income for the period - net of tax	-	-	-	-	-		37,653	827,848	865,501	(1,626,354)	(760,853)	(617,504)	(1,378,357)
Transfer of CPS shares				170,000	17		-	-	-	-		-	17
Balance as at December 31, 2024	-	$-	$-	139,763,391	$13,993		$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,914
Balance as at January 1, 2025	-	$-	$-	139,933,391	$13,993	$-	$(1,828,970)	$932,473	$(896,497))	$(38,110,867)	(38,993,371)	$49,841,283)	$10,847,914
Net loss attributable for the year	-	-	-	-	-		-	-	-	(1,713,238)	(1,713,238)	(1,434,009)	(3,147,247)
Other comprehensive loss for the year - net of tax	-	-	-	-	-		18,692	555,623	574,315		574,315	466,110	1,040,425
Total comprehensive income for the year - net of tax	-	-	-	-	-		18,692	555,623	574,315	(1,713,238)	(1,138,923)	(967,899)	(2,106,822)
Issue of Common Stock	82,800	8,280,000		10,785,700	1,079	11,570,321	-	-	-	-	19,851,400	11,241,176	31,092,576
Balance as at December 31, 2025	82,800	8,280,000	-	150,719,091	$15,072	11,570,321	$(1,810,278))	$1,488,096	$(322,182)	$(39,824,105)	(20,280,894)	$60,114,560	$39,833,666

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

1. ORGANIZATION AND BUSINESS

GlobalTech Corporation (the “Company”) is a Nevada Corporation, incorporated with the name of Elko Broadband Inc (“EBI”) on December 12, 2017. The Company changed its name on March 23, 2022, to GlobalTech Corporation following a plan of reorganization as disclosed in note 1.1. GlobalTech Corporation is a technology, broadband and telecom, e-commerce and retail services Company and provides these services.

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

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 1, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and to establish, maintain and operate the licensed telephony services and technology services. WTL has been licensed by the Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office/principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore

Variable Interest Entity – Worldcall Telecom Limited

VIE Assessment

In accordance with ASC 810-10-25, the Company evaluated WTL to determine whether it is a variable interest entity. Based on this evaluation, the Company concluded that WTL meets the definition of a VIE due to, among other factors:

•	Insufficient equity at risk, as evidenced by recurring operating losses, liquidity constraints, and reliance on external financing;

•	Lack of substantive participating rights held by the non-controlling shareholders; and

•	The Company’s ability to direct activities that most significantly affect WTL’s economic performance, including operating, financing, and strategic decisions.

The Company has also determined that it is the primary beneficiary of WTL because it has both (i) power over the activities that most significantly impact WTL’s economic performance and (ii) exposure to losses and benefits that could potentially be significant to WTL.

Accordingly, WTL is consolidated in the Company’s consolidated financial statements.

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	December 31, 2025	December 31, 2024
Total Assets	$48,661,140	$53,506,552
Total Liabilities	$46,492,106	$53,355,374

Restrictions and Exposure to Losses

WTL’s assets are subject to local regulatory, legal, and liquidity constraints that may restrict the transfer of cash or other assets to the Company. Creditors of WTL do not have recourse to the general credit of the Company beyond the Company’s investment in WTL.

The Company’s maximum exposure to loss related to WTL is primarily limited to its investment in WTL and any financial support provided in the normal course of business. Worldcall Services (Private) Limited (WSL), a wholly owned subsidiary of the Company, has given assurance to provide continued cash flow support.

Non-Controlling Interests in the VIE

The remaining ownership interest in WTL not held by the Company is reflected as non-controlling interest in equity. Net income or loss of WTL is attributed to the Company and the non-controlling shareholders based on their respective ownership interests. The calculation and presentation of non-controlling interests are not affected by the application of the VIE model and continue to be based on ownership interests in accordance with ASC 810-10-45.

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

1.2.5. 123 Investments Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, England, LS7 1AB. The company operates as a holding company focused on premium footwear brands, delivering high-quality, design- led products through multi-channel retail, e-commerce, and strategic third-party partnerships.

Following are the detail of subsidiaries:

Sr #	Name of Subsidiaries	Date of acquisition
1	Moda Concessions Limited	January 12, 2017
2	Direct Footwear Limited	January 12, 2017
3	MIP Online 1975 Limited	May 11, 2024
4	MIP Employees 1975 Limited	May 28, 2024
5	MIP Trading 1975 Limited	June 05, 2024
6	MIP Stores 1975 Limited	June 27, 2024
7	Bonded Trading Limited	May 11, 2024
8	Brightlark Limited	September 01, 2025

1.2.5.1 Legal Subsidiaries of 123 Investments Limited

1.2.5.1.1 Moda Concessions Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Moda Concessions Limited was founded on 7 November 2016, and this business accounts for the revenue generated by concessions located inside various department stores.

1.2.5.1.2 Direct Footwear Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Direct Footwear Limited was founded on 8 November 2016 and is the wholesale branch of the business. Direct Footwear Limited has an agreement to sell on the QVC television and internet shopping channel.

1.2.5.1.3 MIP Online 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England.

1.2.5.1.4 MIP Employees 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Employees 1975 Limited was incorporated on 28 May 2024 with year ending on 31 January. The principal activities of the company include Wholesale footwear (46420) and Retail sale of footwear in specialized stores.

1.2.5.1.5 MIP Trading 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Trading 1975 Limited was incorporated on 05 June 2024 with year ending on 31 January. The principal activity of the business is Retail sale of footwear in specialized stores.

1.2.5.1.6 MIP Stores 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Stores 1975 Limited was incorporated on 26 June 2024 with year ending on 31 January. The principal activity of the business is Retail sale of footwear in specialized stores.

1.2.5.1.7 Bonded Trading Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Bonded Trading Limited was incorporated on 11 May 2024 with year ending on 11 May. The principal activities of the company include wholesale footwear.

1.2.5.1.8 Brightlark Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Brightlark Limited was incorporated on July 04, 2016 with year ending on 04 July. The principal activities of the company include business and domestic software development.

2. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation— We have prepared consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its variable interest entity WTL, Route 1 Digital (Pvt) Limited (acquired on April 20, 2018) and 123 Investments Limited (acquired on December 15, 2025). All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Revenue Recognition— We account for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. The revenue recognition is point in time.

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

Amounts received in advance from customers are recognized as deferred income until the related goods are delivered.

We derive revenue from eleven primary sources: (1) International Termination Services (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services (6) Retail footwear in specialized stores, which further contains sub-streams of revenue: ‘(i) Retail sale of footwear, (ii) Wholesale footwear, (iii) Sales on the QVC television and internet shopping channel, and (iv) Concessions located inside various departmental stores.. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

For all revenue streams the Company is acting as a principle because it bears all risks and rewards for revenue recognition.

Related Party Transactions and Balances

Transactions with related parties are carried out at arm’s length and in the normal course of business. Balances with related parties are stated at cost and are settled in accordance with the agreed terms. Related party transactions and balances have been disclosed in note 29 to the financial statements.

Goodwill

Goodwill represents the difference between the cost of acquisition (fair value of consideration paid) and the fair value of the net identifiable assets acquired. Goodwill is tested annually for impairment and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Any impairment is immediately recognized as an expense and is not subsequently reversed.

Direct Operating Costs — Direct operating costs of the Company other than 123 Investments Limited consist primarily of salaries and benefits related to personnel who provide services to client, annual Pakistan Telecommunications Authority (PTA) fees, cable license fee and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $0.48 million and $0.51 million of payroll costs for the years ended December 31, 2025 and 2024, respectively.

Direct operating costs of 123 Investments Limited consist primarily of salaries and benefits related to personnel who provide services to clients in the form of sale of goods, concession commissions and inventory consumed. The Company incurred approximately $0.53 million of payroll costs for the post acquisition period (16 December 2025 to 31 December 2025.

Other Operating Costs —Other operating costs of the Company other than 123 Investments Limited consists primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $0.91 million and $0.73 million of payroll costs for the years ended December 31, 2025 and 2024, respectively.

Other operating costs of 123 Investments Limited primarily of compensation and benefits, travel, advertising etc., expenses and are expensed as incurred. The Company incurred approximately $0.14 million of payroll costs for the post acquisition period (16 December 2025 to 31 December 2025).

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

The Company accounts for business combinations involving entities that are not under common control and are not related parties using the acquisition method in accordance with the ASC 805.

Under the acquisition method, the Company identifies the acquirer, determines the acquisition date, recognizes and measures the identifiable assets acquired and liabilities assumed at their respective fair values as of the acquisition date and recognizes goodwill or a bargain purchase gain, as applicable.

Consideration transferred in a business combination is measured at fair value as of the acquisition date and may include; cash paid, equity instruments issued, liabilities incurred and contingent consideration arrangements.

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

Stock in trade

All stocks are stated at lower of cost and net realizable value. Cost is determined on weighted average basis. Net realizable value signifies the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. If the net realizable value is lower than the carrying amount, a write-down is recognized for the amount by which the carrying amount exceeds its net realizable value. Provision is made in the financial statements for obsolete and slow moving stock in trade based on management estimate.

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

Periodic physical counts and stores and spares reviews are conducted to assess the condition and usability of stores and spares. Provisions are recorded for obsolete, slow-moving, or damaged items when necessary, and such provisions are charged to the statement of operations

Accounts Receivable - net —Accounts receivable are presented on the consolidated balance sheet net of credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable.

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

Advances — Advances to employees are provided as per the Company’s policies and are secured against their gratuity.

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

Advances to employees and officers were $343,338 and $512,164, and advances to suppliers were $3,989,420 and $4,147,958, as of December 31, 2025 and December 31, 2024, respectively.

Long term receivables and other assets — Receivables and other assets including deposits are provided to different parties and vendors which are recoverable either through a security deposit or a legally enforceable right.

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

Intangible Assets — Licenses, Patents, brand and copy rights, Indefeasible Right of Use (IRU)-Media cost and software are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The recoverability of intangible assets is evaluated periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Advances to Related Parties

Advances to related parties are recorded as receivables at the amount advanced.

The advance is recorded at the present value of expected cash flows, and the difference between the amount advanced and its present value is recognized as a discount expense, which will be un-winded over the term of agreement.

Advances expected to be collected within one year are classified as current assets; otherwise, they are classified as non-current assets. The Company evaluates advances to related parties for collectability in accordance with ASC 326

An allowance for expected credit losses is recorded when necessary. Related party relationships and transactions are disclosed in accordance with ASC 850

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2025, and 2024.

Goodwill is tested annually for impairment and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR or Rs.) exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 280.55 and Rs. 278.85 as on December 31, 2025 and 2024, respectively, whereas the US$/Pakistani Rupee (PKR or Rs.) average exchange rates used for the translation of PKR-denominated income and expenses are Rs. 281.51 and Rs. 278.80 as on December 31, 2025 and 2024, respectively. The GBP-denominated assets and liabilities have been translated into US Dollars using the closing exchange rates of USD 1.3366 as at December 31, 2025. Income and expenses denominated in GBP have been translated using the average exchange rates of USD 1.3322 for the period ended December 31, 2025.

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

Non-Controlling Interests (NCI)

Non-controlling interests (“NCI”) represent the portion of equity in consolidated subsidiaries and VIEs that is not attributable, directly or indirectly, to the Company. NCI is presented as a separate component of equity in the consolidated balance sheets.

Net income or loss attributable to NCI is reported separately in the consolidated statements of operations. Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. Losses attributable to NCI are allocated even if such allocation results in a deficit balance, unless the minority holders are not obligated to absorb such losses.

The Company holds around 55% ownership of WTL. The remaining 45% ownership interest in WTL not held by the Company is presented as non-controlling interest (“NCI”) within equity in the consolidated financial statements. Net income or loss of WTL is attributed to the Company and the non-controlling shareholders based on their respective ownership interests. Although WTL is consolidated as a variable interest entity (“VIE”), the determination and presentation of NCI are not affected by the application of the VIE model. Accordingly, NCI continues to be measured and presented based on the ownership interests held by the non-controlling shareholders in accordance with ASC 810-10-45.

The Company also holds 51% shareholding of 123 Investments Limited and 45% belongs to non-controlling interest (“NCI”). The control of 123 Investments Limited is through voting rights.

Variable Interest Entities

The Company evaluates its involvement with legal entities to determine whether such entities are variable interest entities (“VIEs”) in accordance with ASC 810-10-15 and 25. A legal entity is considered a VIE if, among other factors, (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest.

If an entity is determined to be a VIE, the Company consolidates the VIE when it has both (a) the power to direct the activities that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (the “primary beneficiary”).

Although the Company may also hold a majority voting interest in certain consolidated entities, ASC 810 requires that the VIE model be evaluated first and applied when an entity meets the definition of a VIE.

Segment Reporting

The Company operates as a single reportable segment in accordance with FASB ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer of GlobalTech Corporation serves as the Chief Operating Decision Maker (“CODM”) and reviews the business as a whole when evaluating financial performance and allocating resources.

The Company evaluated its operations in accordance with ASC 280-10-50-1 through 50-9 and concluded that it operates as a single operating and reportable segment. Although the Company provides cable and broadband services in Pakistan through Worldcall Telecom Limited (“WTL”), consulting services in the United Arab Emirates through Ferret Consulting FZC (“FZC”) and retail footwear through 123 Investments Limited acquired on December 15, 2025, the CODM reviews financial results and allocates resources solely on a consolidated basis, rather than by business line, legal entity, or geography.

Identification of Operating Segments

ASC 280-10-50-1 defines an operating segment as a component of an enterprise that:

(i)	engages in business activities from which it may earn revenues and incur expenses,
(ii)	has discrete financial information available, and
(iii)	is regularly reviewed by the CODM to allocate resources and assess performance.

•	The Company’s CODM is the Chief Executive Officer of GlobalTech Corporation.
•	The CODM receives and reviews only consolidated financial information, including the consolidated balance sheet, consolidated statements of operations and cash flows, and selected operational metrics.
•	The CODM does not receive or rely on separate profit-and-loss statements, balance sheets, or cash flow information for WTL, FZC, 123 Investments Limited, or any geographic region.
•	Decisions regarding capital allocation, financing, personnel, and strategic initiatives are made at the consolidated GlobalTech level.

Accordingly, although the Company’s operations generate revenues and expenses, the absence of discrete financial information that is regularly reviewed by the CODM indicates that the Company’s activities do not constitute separate operating segments under ASC 280-10-50-1.

Nature of Financial Information Reviewed

ASC 280-10-50-7 provides that operating segments are identified based on internal reports regularly reviewed by the CODM.

•	All reports provided to the CODM are prepared on a fully consolidated basis.
•

Subsidiary-level financial information prepared for statutory or regulatory purposes, including financial statements prepared by WTL for Pakistan Stock Exchange reporting and separate financial information of 123 Investments Limited, is not included in the CODM reporting package and is not used for performance evaluation or resource allocation.

Worldcall Telecom Limited represents approximately 97% of the Company’s consolidated revenues, and the remaining subsidiaries are operationally immaterial. As a result, the CODM does not separately evaluate subsidiary-level or geographic performance.

WTL is a publicly listed company on the Pakistan Stock Exchange and prepares separate statutory financial statements to comply with local regulatory and listing requirements. The CODM’s involvement with Pakistan Stock Exchange Limited (PSX)-related financial information is limited to governance and compliance oversight and does not constitute operating segment review as:

•	PSX financial statements are prepared by WTL management and reviewed by local regulators and WTL’s board.

•	The CODM receives high-level compliance confirmations and qualitative summaries regarding PSX reporting matters, rather than detailed subsidiary-level financial statements.

•	The CODM does not use PSX financial statements to assess operating performance, allocate resources, set budgets, or make strategic operating decisions.

Consistent with ASC 280-10-50-5 and 50-7, external reporting requirements and statutory financial statements do not determine operating segments unless they are also used internally by the CODM for performance evaluation or resource allocation, which is not the case. Accordingly, the CODM’s review of PSX-related information does not constitute the regular review of discrete financial information for purposes of assessing performance or allocating resources as contemplated by ASC 280-10-50-1.

We have recently acquired 123 Investments Limited as of December 15, 2025 and it has been consolidated in these consolidated financial statements since the date of acquisition. The discrete information is not provided to CODM as of the date of balance sheet date and till the issuance of these consolidated financial statements. Therefore, we do not consider it as a separate segment.

Based on the manner in which the CODM evaluates performance and allocates resources, the Company has concluded that it operates as a single operating segment and a single reportable segment under ASC 280.

The Chief Executive Officer of GlobalTech Corporation serves as the CODM. The CODM is not the CEO or management personnel of WTL or FZC.

Aggregation Considerations --- ASC 280-10-50-11 through 50-15 provide that two or more operating segments may be aggregated if they have similar economic characteristics and share similarities in products and services, production processes, type of customer, distribution methods, and regulatory environment. Even though the Company provides different services in different jurisdictions, the strategic initiatives, business risks, and overall management decisions are centralized.

The CODM evaluates the Company’s economic performance on a consolidated basis and does not distinguish between geographies or service lines.

Accordingly, the Company has determined that even if cable/broadband, consulting and retail operations were considered as separate operating segments, they would be aggregated into a single reportable segment based on these considerations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), to update guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-6 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The new requirements may be applied on a prospective, retrospective, or modified transition approach. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

3. BUSINESS COMBINATION

Acquisition of 123 Investments Limited

On December 15, 2025, the Company acquired 51% of the outstanding equity interests of 123 Investments Limited and obtained a controlling financial interest. 123 Investments Limited operates in the footwear business. The acquisition was accounted for using the acquisition method in accordance with ASC 805, Business Combinations.

Purchase Consideration

The total maximum consideration for the transaction amounted to $11.7 million, comprising a mix of equity issuance and contingent payments. The detail is given below.

Sr No	Particulars	Number of Shares	Rate per Share ($)	Total ($)
1	Common stock issued	750,000	2.00	1,500,000
2	Preferred stock issued	82,800	100	8,280,000
3	Contingent consideration – series A preferred stock (subject to conditions)	9,200	100	920,000
4	Earnout consideration upto $1 million (based on EBITDA & net profit targets for financial year 2026)	-	-	1,000,000
	Total consideration (maximum potential)			11,700,000

•	Common Stock Issued
750,000 shares of the Company’s common stock valued at $2.00 per share, based on the closing market price on the acquisition date, totaling $1,500,000.

•	Preferred Stock Issued
82,800 shares of preferred stock at a stated value of $100 per share, totaling $8,280,000.

•	Contingent Consideration

i.

Up to 9,200 shares of Series A Preferred Stock having a face value of $100 each, are issuable by the Company within seven days after the one-year anniversary of the Exchange if, and only if, the Shareholders have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement or the Shareholders Agreement dated November 24, 2025, entered into between GlobalTech Corporation, the stockholders of 123 Investments Limited and 123 Investments Limited (the “Shareholders Agreement”). This contingent consideration of $920,000 has been recorded as a liability.

ii.

The right to earn additional consideration of up to $1,000,000 (the “Earnout Consideration”) in the event that both (a) the total EBITDA of 123 Investments Limited in the fiscal year ended December 31, 2026 is equal to or greater than 2.5 million GBP; and (b) the total net profit of 123 Investments Limited in the fiscal year ended December 31, 2026 is equal to or greater than 1.0 million GBP, based on the financial statements of 123 Investments Limited provided to the Company by February 28, 2027. The Earnout Consideration may be paid, at the Company’s option, in cash or shares of Company common stock, with the total number of shares of Company common stock issuable to the Shareholders equal to the total amount of Earnout Consideration divided by the average closing price of the Company’s common stock on the last five trading days of calendar 2026, rounded up to the nearest whole share.

The contingent consideration of $1.92 million has been recognized and remeasured as of December 31, 2025 and is included in the consolidated balance sheet in trade and other payables. Refer foot note 13.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Consideration of acquirer (51%)	$11,700,000
Fair value of NCI (49%)	11,241,176
Total Consideration	22,941,176

Fair value of identified net assets
Property, plant and equipment	747,749
Right of use assets	848,875
Intangibles	23,641,442
Advance to a related party	3,214,990
Current assets	9,106,099
Total assets	37,559,155

Fair value of liabilities
Current liabilities	8,157,934
Long term loan	4,676,138
Lease liabilities	848,875
Deferred tax liability	5,761,407
Total liabilities	19,444,354

Fair value of identifiable net assets acquired	18,114,801

Goodwill	$4,826,375

NCI value has been taken at fair value using an income approach, specifically a discounted cash flow (“DCF”) valuation technique. This approach incorporates management’s estimates of the acquiree’s expected future cash flows and an appropriate discount rate reflecting market participant assumptions.

123 Investments Limited has determined the fair value of its brand amounting to $23 million at the time of its acquisition. The life of the brand is 5 years.

The long-term loan has been repaid before December 31, 2025.

The purchase price allocation is based on preliminary estimates of the assets recognized and liabilities assumed. The Company is continuing to evaluate certain assets and liabilities, including intangible assets, contingent consideration, and deferred taxes. Accordingly, the allocation is subject to adjustment during the measurement period, which may extend up to one year from the acquisition date. Any adjustments identified during the measurement period will be recorded retrospectively, with a corresponding adjustment to goodwill.

Goodwill represents expected synergies, assembled workforce, and strategic benefits. Goodwill is not amortized and will be tested for impairment annually or more frequently if indicators arise under ASC 350.

Forma Results (unaudited)

The following unaudited proforma financial information presents the combined results of operations as if the acquisition had occurred on January 1, 2025:

December 31, 2025
Net sales	51,627,512
Net loss	(3,945,791)

The unaudited proforma information is presented for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on that date, nor is it indicative of future results.

4. CASH AND CASH EQUIVALENTS

	December 31,
	2025	2024
Cash at bank
Current accounts	$511,511	$645,911
Savings accounts	6,216	4,095
	517,727	650,006
Cash in hand	10,990	10,868
Pay orders in hand	-	161,377
	$528,717	$822,251

5. RESTRICTED CASH

	December 31,
	2025	2024
Deposit in escrow account	$2,533,894	$2,457,620
Margin and other deposits	187,136	175,399
	$2,721,030	$2,633,019

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,289 deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	December 31,
	2025	2024
Considered good – unsecured	$8,283,057	$3,780,777
Considered doubtful – unsecured	2,142,685	2,383,376
	10,425,742	6,164,153
Less: Provision for credit losses	(2,142,685)	(2,383,376)
	$8,283,057	$3,780,777

Reversal/provision for credit losses has been approximately $(226,249) and $68,060 for the year ended December 31, 2025 and 2024, respectively. The account receivables relating to WTL are $4.43 (2024: $3.75) are pledged.

 7. ADVANCES

	December 31,	December 31,
	2025	2024

Advances to employees against expenses	$343,338	$512,164
Advances to suppliers	3,989,420	4,147,958
	4,332,758	4,660,122

8. DUE FROM RELATED PARTIES

	December 31, 2025	December 31, 2024

Due from related parties	158,203	13,430

This represents the amount receivable from related parties, the detail of which is given in Note No. 29.

9. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2025	2024
Operating fixed assets	$16,052,708	$16,872,986
Capital work-in-progress	21,703	63,300
	$16,074,411	$16,936,286
Operating fixed assets
Building on freehold land	$347,532	$349,650
Freehold land	187,525	188,668
Leasehold improvements	877,315	700,291
Plant and equipment	29,543,795	29,685,166
Office equipment	390,115	388,745
Vehicles	224,078	110,012
Computers	689,565	663,283
Furniture and fixtures	676,888	140,822
Laboratory and other equipment	76,580	77,046
	33,013,393	32,303,683
Less: Accumulated depreciation	(16,960,685)	(15,430,697)
	$16,052,708	$16,872,986

Depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of operations. The depreciation for the year December 31, 2025 and 2024 was $2.1 million and $2.8 million, respectively.

Useful life of operating fixed assets ranges between 3 years to over 20 years. Details of all major additions and disposals have been provided in the following paragraphs and tables.

Assets	Useful lives in Years
Building	20
Leasehold improvements	5-10
Plant and equipment	3-20
Office equipment	10
Computers	3-5
Furniture and Fixture	5-10
Vehicles	5
Lab and other equipment	5

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

Details of additions being made during the year ended December 31, 2025 and 2024, are as under:

	December 31,
	2025	2024
Leasehold improvements	$89,598	$7,187
Plant and equipment	40,246	86,261
Office equipment	3,726	9,178
Furniture and fixtures	179,238	5,541
Computers	10,106	14,885
	$322,914	$123,052

Details of disposals being made during the year ended December 31, 2025 and 2024, are as under:

	December 31,
	2025	2024
Leasehold improvements	$-	$-
Plant and Equipment	$7,343
Vehicles	8,334
Office equipment	-	33,513
Computers	-	226
	$15,677	$33,739

10. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2025 and 2024. The Company does not have any finance leases.

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

Breakdown of operating lease expense:

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$97,639	$145,353
Short term lease cost	20,798	35,311
	$118,437	$180,664

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating leases
Operating lease ROU assets, net	$1,248,106	$451,111

Current operating lease liabilities	518,885	209,177
Non-Current operating lease liabilities	977,792	635,030
	$1,496,677	$844,207

Operating leases
ROU Assets	451,111	503,701
Addition through acquisition of 123 Investments Limited	848,875
Lease Termination	(30,400)	(17,396)
Asset lease expense	(18,580)	(41,612)
Foreign exchange (gain) loss	(2,900)	6,418
ROU Assets – net	$1,248,106	$451,111

Weighted average remaining lease term (in years):
Operating leases	6.04	6.93
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	-

Supplemental cash flow and other information related to leases was as follows:

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125,240	$138,024

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2026	$611,886
2027	541,487
2028	292,094
2029	153,978
2030	169,449
Thereafter	28,683
Total lease payments	$1,797,577
Less: imputed interest	$(300,900)
Total lease obligations	$1,496,677
Less: current obligations	$(518,885)
Long-term lease obligations	$977,792

11. INTANGIBLE ASSETS – NET

	Licenses	Patents, brand and copyrights	IRU - media cost	Software	Total

COST
Balance as at January 01, 2024	$4,636,199	$29,848	$18,231,794	$63,133	$22,960,975
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	232,106		232,106
Balance as at December 31, 2024	$4,636,199	$29,848	$18,463,900	$63,133	$23,193,081

Balance as on January 01, 2025	$4,636,199	$29,848	$18,463,900	$63,133	$23,193,081
Addition through acquisition during the year	-	23,587,552	-	-	23,587,552
Addition during the year		-		12,851,931	12,851,931
Renewal of license	500,000				500,000
Exchange adjustment	-	-	(141,062)		(141,062)
Balance as at December 31, 2025	$5,136,199	$23,617,400	$18,322,838	$12,915,064	$59,991,502

ACCUMULATED AMORTIZATION
Balance as at January 1, 2024	$4,636,199	$29,848	$6,668,679	$63,133	$11,397,858
Accumulated amortization on retirement of assets	-	-	-	-	-
Amortization for the year	-	-	1,466,532	-	1,466,532
Exchange adjustment			64,642	-	64,642
Balance as at December 31, 2024	$4,636,199	$29,848	$8,199,853	$63,133	$12,929,032

Balance as on January 1, 2025	$4,636,199	$29,848	$8,199,853	$63,133	$12,929,032
Amortization for the year	23,121	126,277	736,719	-	886,117
Exchange adjustment	-	-	(77,228)	-	(77,228)
Balance as at December 31, 2025	$4,659,320	$156,125	$8,859,344	$63,133	$13,737,921

Net book value as at December 31, 2024	$-	$-	$10,264,049	$-	$10,264,049

Net book value as at December 31, 2025	$476,879	$23,461,275	$9,463,495	$12,851,931	$46,253,581

Annual amortization rate (%)	5 to 20	10	7	20

Useful life of intangible assets ranges from between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $0.89 million and $1.47 million has been recognized during the years ended December 31, 2025 and 2024, respectively and has been charged in the head depreciation and amortization in the statement of operations.

As of December 31, 2025, future amortization expenses scheduled to be expensed are as follows:

Year ending December 31,
2026	$6,592,397
2027	7,898,333
2028	7,895,919
2029	7,744,572
2030	7,821,983
Thereafter	8,300,377
$46,253,581

Payment for Sports League management System represent the purchase consideration for the purchase of the Core Engine from Crickslab in the form of 10,000,000 shares of common stock, valued at $1.00 per share, totaling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment $2,463,921 for Digital Lending Platform represent payments made for development of software related to a digital lending platform. These platforms are under development by third party. It will be completed in third quarter of 2026 and after its completion we will charge amortization.

 12.   ADVANCE TO A RELATED PARTY

	December 31, 2025	December 31, 2024

Advance to a related party	$3,360,688	-
	$3,360,688

The balance represents funds advanced to the Director of 123 Investments Limited as consideration for the acquisition of his property, which is intended to be transferred in the name of the Company. The property currently houses the registered office and principal place of business of the Company. The total consideration of the building is $4.04 million (£3 million).

13. TRADE AND OTHER PAYABLES

	December 31,
	2025	2024
Trade creditors	$13,523,160	$11,795,383
Contingent liability	1,920,000	-
Accrued and other liabilities	8,850,206	4,160,242
Payable to PTA against APC charges	6,298,335	6,336,733
Payable against long term investment	156,835	157,791
Contract liabilities	3,652,401	3,687,079
Withholding taxes payable	787,456	225,005
Sales tax payable	3,103,195	232,877
Security deposits	125,240	126,003
	$38,416,828	$26,721,113

Trade creditors: This includes payable to PTA amounting to $2.26 million and $2.15 million as on December 31, 2025 and December 31, 2024, respectively. Out of this amount, $1.92 million as of 2025 (2024: $1.937 million) represents a payable relating to the Annual Radio Spectrum Fee in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has appealed the matter before the Honorable Supreme Court of Pakistan.

Contingent liability: It represents contingent consideration recognized on the acquisition of 123 Investments Limited and remeasured as of December 31, 2025.

Accrued and other liabilities: This includes payable to key management personnel amounting to $0.37 million and $0.66 million as on December 31, 2025 and December 31, 2024, respectively.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	December 31,
	2025	2024
Term finance certificates	$4,137,273	$4,259,831
Mark-up payable on TFCs	2,361,757	2,395,460
Long term financing	1,878,093	1,455,632
Lease liabilities	518,885	209,181
	$8,896,008	$8,320,104

Details of the current portion of non -current liabilities are provided in their respective notes. The foot note. 17 “Term Finance Certificates has been adjusted in order to transfer the whole amount to current portion of non-current liabilities.

15. ACCRUED INTEREST

	December 31,
	2025	2024
Short term borrowings	$217,554	$278,169
Term finance certificates	3,827,304	3,266,885
	$4,044,858	$3,545,054

16. SHORT TERM BORROWINGS

	December 31,
	2025	2024
Repurchase agreement borrowings	$801,996	$806,886
Credit facility – Charles Street Finance	2,028,978	-
Credit facility – YouLend Limited	28,573
Line of credit facility – others	89,502	296,674
	$2,949,049	$1,103,560

The shares of WTL amounting to $0.80 million are pledged against repurchase agreement, whereas the assets of 123 Investments Limited $2.03 million are pledged.

Repurchase agreement borrowings: This represents finance against repurchase agreement, obtained from certain parties amounting to $0.53 million and $0.27 million against 100 million and 50 million shares of Worldcall Telecom Limited respectively (placed by Ferret Consulting FZC) for the purpose of working capital requirements and/or to meet other business obligations. The facility is secured against 30 million & 15 million shares of Worldcall Telecom Limited respectively pledged with the parties and carries mark-up at rate of 28% per annum (2024: 30%).

Charles Street Finance Loan: 123 Investments Limited obtained short term loan under commercial lending terms. This loan bears interest at a rate of 5.3% per annum and has a contractual tenure of one year. The loan is secured by a first-ranking legal charge over all company’s assets and a personal guarantee from director Stephen Andrew Buck. The lender may demand immediate repayment upon default with interest continuing to accrue and enforcement costs added to the balance.

YouLend Limited Loan: MIP Stores 1975 Limited has availed a short-term working capital loan from YouLend Limited, acting as agent for the underlying lenders. The facility provides an advance amount of $67,316, with a Fixed Fee of $7,721, resulting in a total Amount Due of $75,037. This loan is uncommitted, meaning YouLend is under no obligation to fund it until the advance is actually paid. The facility is to be repaid through a percentage (7.5%) of daily sales payments processed via the company’s payment processor (Dojo), with a minimum weekly repayment target of $3,148. The obligation is guaranteed by Stephen Buck, Benjamin Buck, and 123 Investments Limited, who provide a joint and several guarantee for all of the borrower's obligations under the agreement. While the agreement does not specify a debenture, it includes key restrictive covenants, such as a prohibition on creating any security over sales payments, the settlement account, or rights against payment processors, effectively giving the lender a priority claim on this specific revenue stream.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	December 31,
	2025	2024
Loan from other parties	$89,502	$89,502
Loan from AMB Management Consulting (Pvt) Limited	-	207,172
	$89,502	$296,674

Loan from other parties: This represents various interest bearing and interest free loans denominated in US$ from different companies, as mentioned below.

This represents payable to AMB Management Consultants (Pvt.) Ltd (AMB) against short-term borrowings, which is due to payments made by AMB on behalf of the Company.

	December 31,
	2025	2024
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	December 31,
	2025	2024
Opening balance	$4,234,015	$4,259,831
Repayments	(96,742)	-
	4,137,273	4,259,831
Current portion	(4,137,273)	(4,259,831)
Non-current portion	$-	$-

Term finance certificates (TFCs) have a face value of $17.82 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2024: six month average KIBOR plus 1.0% per annum), payable quarterly. The mark up rate charged during the period on the outstanding balance ranged from 12.07% to 17.45% (2024: 17.45% to 24.08%) per annum.

IGI Holding Limited (previously IGI Investment Bank Limited) is the Trustee (herein referred to as the Trustee) under the Trust Deed.

The liability of these TFCs has been rescheduled in December 2012 and then on April 03, 2015. During the year 2018, third rescheduling of these TFCs was successfully executed through signing of the Third Supplemental Trust Deed between the Trustees and the Company.

In accordance with the 3rd Supplemental Trust Deed executed during the year 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in markup of 0.60% i.e. revised markup of six months average KIBOR + 1%. The outstanding markup payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and shall be paid from March 20, 2021 in quarterly instalments. 50% of the markup accrued for the period between December 20, 2018 to December 20, 2020 shall be paid on regular quarterly basis commencing from March 20, 2019 and the remaining 50% shall be deferred and paid from March 20, 2021. Markup deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million sponsor's shares are pledged for investors which will be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly instalments of June 2019 to December 2025 amounting $3.99 million against principal and $4.61 million against accrued mark up. In case of failure to make due payments by the Company, Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of the outstanding instalments under the TFC, the Trustee invoked the Letter of Pledge in 2021 and exercised its right to call 128.2 million pledged shares from the sponsors’ account. Out of these pledged shares, 63.98 million shares were disposed of during 2021 and 2022, generating proceeds of $0.57 million. The proceeds were appropriated towards settlement of $0.35 million against the outstanding principal and $0.21 million against accrued markup during the said period. Subsequently, in October 2025, Pak Oman Investment Company Limited, acting as the Security agent, further disposed of approximately 22.6 million shares out of the 128.2 million shares called in 2021, generating proceeds of approximately $0.18 million. The said proceeds were appropriated during the year towards settlement of $0.10 million against the outstanding principal and $0.08 million against accrued markup.

These TFCs are secured against first pari passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

18. LONG TERM FINANCING – SECURED

	December 31,
	2025	2024
Bank Islami Limited	$99,009	$182,162
Allied Bank Limited	-	-
Standard Chartered Bank limited	-	-
Askari Bank Limited	524,620	972,322
	$623,629	$1,154,484

Breakdown of long-term financing is as under:
	Bank Islami Limited	Allied Bank Limited	Askari Bank Limited	Standard Chartered Limited	Total

Opening balance as on January 1, 2024	$282,083	$311,302	$1,158,378	91,590	$1,843,353
Transfer from running finance
Repayments	(88,381)	(36,066)	(150,619)	(51,282)	(326,348)
	193,702	275,236	1,007,759	40,308	1,517,005
Less: Current portion	(37,554)	(79,469)	(245,820)	(41,470)	(404,313)
	156,148	195,767	761,939	(1,162)	1,112,692
Add: Deferred interest	252,317	263,330	596,479	20,402	1,132,528
Current Portion	(7,922)	(186,742)	(44,397)	(23,303)	(262,364)
Less: Discounting of deferred interest	(2,575)		(22,041)		(24,616)
	241,820	76,588	530,041	(2,901)	845,548
Translation loss (gain)	(215,806)	(272,355)	(319,658)	4,063	(803,756)
Closing balance as on December 31, 2024	$182,162	$-	$972,322	-	$1,154,484

Opening balance as on January 1, 2025	$193,702	$275,236	$1,007,759	$40,308	$1,517,005
Repayments	(18)	-	(156,835)	(41,219)	(198,072)
	193,684	275,236	850,924	(911)	1,318,933
Less: Current portion	(37,309)	(78,988)	(320,798)	-	(437,095)
	156,375	196,248	530,126	(911)	881,838
Add: Deferred interest	244,436	263,330	623,591	(2,760)	1,128,597
Current portion	(109,481)	(185,610)	(361,732)	-	(656,823)
Less: Discounting of deferred interest	(14,707)	-	(41,846)		(56,553)
	120,248	77,720	220,013	(2,760)	415,221
Translation loss (gain)	(177,614)	(273,968)	(225,519)	3,671	(673,430)
Closing balance as on December 31, 2025	$99,009	$-	$524,620	-	$623,629

Deferred Interest

Opening balance as on January 1, 2024	$292,059	280,461	454,834	19,986	1,047,339
Add: Interest deferred during the year	19,401	-	156,166	3,063	178,630
Less: Repayments	(39,874)				(39,874)
Less: Unwinding of discounted deferred Markup	(19,268)	(17,131)	(14,519)	(2,647)	(53,565
Closing balance as on December 31, 2024	$252,317	$263,330	$596,479	$20,402	1,132,528
Opening balance as on January 1, 2025	$252,317	$263,330	$596,479	$20,402	1,132,528
Add: Interest deferred during the year	6,031	-	70,401	-	76,432
Less: Repayments	-			(23,162)	(23,162)
Less: Unwinding of discounted deferred Markup	(13,912)	-	(43,289)	-	(57,201)
Closing balance as on December 31, 2025	$244,436	$263,330	$623,591	$2,760	$1,128,597

Allied Bank Limited: 'This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility and subsequently amended on 8th October 2020 and 30th September 2021. Principal will be repaid in 37 stepped up monthly instalments starting from August 2021 till August 2024. Markup will be accrued and will be serviced in 12 equal monthly instalments, starting from September 2024. Effective markup rate applicable will be 3 Month KIBOR + 85 bps. The mark up is charged during the period on the outstanding balance at 11.92% to 12.99% (2024: 16.98% to 22.31%) per annum. The facility is secured against 1st joint pari passu charge on present and future current and fixed assets excluding building of the Company for $1.92 million and right to set off on collection account. The Company is in negotiations with Bank for restructuring.

Bank Islami Limited: 'This represents balance transferred as a result of restructuring of short term running finance (RF) facility to Term Loan Facility as on 12th Feb 2021. Principal repayable in 29 instalments started from Feb 2022 till May 2024. Markup to be accrued and will be serviced in 24 monthly instalments, starting from June 01, 2024. Effective markup rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The mark up charged during the period on the outstanding balance at 11.03% to 11.87% (2024: 17%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $3.14 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.13 million and along with Mortgage over the Company's Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

'Subsequently in June 2023 Bank approved Company's restructuring request as a result of which overall repayment tenure was extended by 01 year and 06 months i.e. principal repayment will end in November 2025 instead of May 2024 and Markup repayment will end in November 2027 instead of May 2026.In the same year, period for repayment of principal to the tune of $0.014 million and deferred markup was further extended till 1st Nov 2027.

Askari Bank Limited: 'This represents balance transferred as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on November 02, 2022. Principal will be repaid in 48 instalments starting from Nov 2022 till Oct 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly instalments, starting from November 2024. Effective markup rate applicable will be 1MK (1 Month Kibor) - 2% (Floor 10%). The mark up charged during the period on the outstanding balance ranged from 10% to 11.35% (2024: 12.93% to 20.34%). The facility is secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company with Margin 25%, collection account with AKBL for routing of LDI receivables along with additional mortgage on Properties situated in Sindh.

'Subsequently in April 2024 Bank approved Company's request for restructuring of instalments as a result of which total repayment tenure of the facility remains unchanged. Principal settlement tenure extended by 01 Year till Oct 2027. Further, Markup will be paid in last 2 years (24 instalments) starting from Nov 2025 and ending in Oct 2027.

The Company used post tax weighted average borrowing rate for amortization of deferred interest.

Standard Chartered Bank: 'This represents balance transferred from short term borrowings as a result of settlement agreement from short term running finance (RF) facility to Term Loan Facility as on August 09, 2023. Principal will be repaid in stepped up 23 installments starting from Aug 2023 till June 2025. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 6 monthly installments, starting from Jan 2025. Effective markup rate applicable will be at Cost of Funds (subject to change on yearly basis as advised by State Bank of Pakistan). The markup is charged during the period on the outstanding balance @ 4.25%. The facility was secured against 1st joint pari passu charge on present and future current and fixed assets (excluding land & building & licenses) of the Company for $1.141 million.

'During the current year, the loan amount was fully settled off along with applicable markup, resulting in full and final settlement of the facility. Accrued markup amounting to $0.024 million was settled against payment of markup of $0.002 million, while the remaining markup amounting to $0.022 million was waived off by the bank.

'This settlement was proposed by WorldCall and accepted by the bank, resulting in complete extinguishment of the loan liability during the year.

19. CONVERTIBLE LOAN

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

On December 29, 2025, we entered into a Subscription Agreement with Crickslab LLC F.Z.C, pursuant to which Crickslab LLC F.Z.C purchased $225,000 of Convertible Promissory Notes with the same terms and conditions as discussed above for $225,000.

The total outstanding balance of convertible loan as at December 31, 2025 was $1,625,000.

The issuances and grants described above were exempt from registration pursuant to Section 4(a)(2), Rule 701 and/or Rule 506 of Regulation D of the Securities Act and/or Regulation S, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were officers or directors of the Company and/or (d) were non-U.S. persons, and such securities were sold in offshore transactions exempt from registration pursuant to Regulation S. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

20. LICENSE FEE PAYABLE

	December 31,
	2025	2024
License fee payable	$162,228	$163,217
	$162,228	$163,217

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

21. POST-EMPLOYMENT BENEFITS

	December 31,
	2025	2024

Obligations for defined benefit scheme - gratuity	$671,755	$640,934
Accumulating compensated absences	32,622	35,150
	$704,377	$676,084

Gratuity:

The Company operates an unfunded defined benefits gratuity plan for all permanent employees as per the Company's policy. Provisions are made in the financial statements to cover obligations on the basis of actuarial valuations carried out annually under the projected unit credit method and are charged to the statement of profit or loss account. All actuarial gains and losses are recognized in other comprehensive income as and when they occur.

Obligations for defined benefit scheme – gratuity:

The latest actuarial valuation of the gratuity scheme was conducted by independent valuer by M/S Nouman Associates as on December 31, 2025 using the following assumptions: Results of actuarial valuation are disclosed below:

Assumptions:	December 31,
	2025	2024
Discount rate for interest cost - per annum	12.25%	15.50%
Discount rate for year end obligations - per annum	11.00%	12.25%
Expected rate of increase in salary level - per annum	10.00%	11.25%
Weighted average duration of defined benefit obligation	7 years	8 years
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Rates Table
Actuarial cost method	Projected Unit Credit Method

The projected benefit obligation - Gratuity and net funded status of the defined benefit plan as of December 31, 2025, are as follows:

	December 31,
	2025	2024
Projected Benefit Obligation - Gratuity	$671,755	$640,934
Fair Value of Plan Assets	-	-
Funded Status	(671,755)	(640,934)
Net Liability Recognized	$(671,755)	$(640,934)

The Company does not maintain a funded gratuity plan, and all gratuity plan benefits are paid directly by the Company as they become due.

Changes in net liability for defined benefit scheme obligation:
	December 31,
	2025	2024
Benefit obligation, beginning of year	$640,934	$687,982
Current service cost	63,746	76,764
Interest cost	74,340	97,657
Gains and losses arising on plan settlements	-	-
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(1,439)	(3,540)
Experience Adjustments	(46,252)	(92,553)
Previous year adjustments	4,700	(491)
Benefits Due but not yet Paid	(25,495)	(132,031)
Payments made during the year	(34,903)	(1,614)
Foreign exchange effects	(3,876)	8,764
Benefit obligation, end of year	$671,755	$640,934
Funded Status, end of year	$(671,755)	$(640,934)

Components of Net Periodic Benefit Cost

The amounts recognized in the Statement of Profit or Loss Account against defined benefit scheme are as follows:

	December 31,
	2025	2024
Current service cost	$63,746	$76,764
Interest cost	74,340	97,657
Gains and losses arising on plan settlements	-	-
Charged to Consolidated Statement of Operations	$138,086	$174,421

Net remeasurements for the year - Other comprehensive income

	December 31,
	2025	2024
Actuarial (gains)/losses from changes in demographic assumptions	$-	$-
Actuarial (gains)/losses from changes in financial assumptions	(1,439)	(3,540)
Experience Adjustments	(46,252)	(92,553)
	$(47,691)	$(96,093)

Expected Future Benefit Payments:

The expected benefit payments represent undiscounted cash outflows for the next five years and a cumulative total for the following period:

Estimated future benefit payments:

2026	$75,455
2027	68,000
2028	44,582
2029	54,406
2030	52,960
2031-2036 (Total)	2,733,675

Year-end sensitivity analysis on defined benefits obligations:

Reasonably possible changes as at the reporting date to one of the relevant actuarial assumptions, holding other assumptions constant, would have resulted in present value of defined benefit obligation as stated below:

December 31,
2025
Discount rate + 100 bps	$(629,578)
Discount rate - 100 bps	718,713)
Salary increase + 100 bps	(719,501)
Salary increase - 100 bps	628,123

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

Allocation of charge for the year:
	December 31,
	2025	2024
Direct Operating costs	$57,997	$97,658
Other Operating costs	80,093	76,763
	$138,090	$174,421

Accumulating compensated absences

Employees are entitled to 20 days earned leave annually. Un-utilized earned leave can be accumulated up to a maximum of 20 days and utilized at any time subject to the approval. Earned leaves in excess of 20 days shall lapse. An employee will be entitled to encash the accumulated earned leaves at the time of leaving Company's service on last drawn gross salary basis. Provisions are made annually to cover the obligation for accumulating compensated absences on the basis of actuarial valuation and are charged to the statement of profit or loss account.

Assumptions:

Latest actuarial valuation of the leave encashment scheme was conducted by independent valuer M/S Nouman Associates as on December 31, 2025 using the following assumptions:

	December 31,
	2025	2024
Discount rate for interest cost - per annum	12.25%	15.50%
Discount rate for year-end obligations - per annum	11.00%	12.25%
Expected rate of increase in salary level - per annum	10.00%	11.25%
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Table
Actuarial cost method	Projected Unit Credit Method

Results of actuarial valuation are as under:

Changes in net liability for accumulating compensated absences

	December 31,
	2025	2024
Benefit obligation, beginning of year	$35,150	$35,934
Current service cost	549	2,772
Interest cost for the year	4,145	4,977
Adjustment for previous years	31	222
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(65)	(184)
Experience Adjustments	361	(447)
Benefits due but not yet Paid	(4,680)	(7,274)
Payments made during the year	(2,360)	(1,308)
Foreign exchange effects	(509)	458
Closing balance	$32,622	$35,150

Components of Net Periodic Benefit Cost

The amounts recognized in the Consolidated Statement of Operations against defined benefit scheme are as follows:

	December 31,
	2025	2024
Current service cost	$549	$2,772
Interest cost for the year	4,145	4,977
Adjustment for previous years	31	222
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(65)	(184)
Experience Adjustments	361	(447)
Current service cost	$5,021	$7,340

Year end sensitivity analysis on defined benefit obligation:

Reasonably possible changes as at the reporting date to one of the relevant actuarial assumptions, holding other assumptions constant, would have resulted in present value of defined benefit obligation as stated below:

December 31,
2025
Discount rate + 100 bps	$(30,661)
Discount rate - 100 bps	34,807
Salary increase + 100 bps	(34,764)
Salary increase - 100 bps	30,665

Allocation of charge for the year

	December 31,
	2025	2024
Direct Operating costs	$1,971	$3,310
Other Operating costs	2,723	4,030
	$4,694	$7,340

Risk associated with defined benefit plans

These defined benefit plans expose the Company to actuarial risks, such as final salary risk, mortality risk and withdrawal risk.

22. DUE TO RELATED PARTIES

	December 31,
	2025	2024
Due to related parties	$2,243,820	$709,975

This represents an interest free loan from a subsidiary’s director to FZC and WorldCALL Private and family members of Stephen Andrew Buck, a director of 123 Investments Limited and payable at the discretion of both companies. The loan is interest free and detail is given in Note No. 29.

23. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) has a dispute of approximately $0.26 million and $0.26 million as of December 31, 2025 and December 31, 2024, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million and $0.17 million as of December 31,2025 and December 31, 2024, respectively, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.19 million in 2025 (2024: $1.20 million) on account of difference in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

'During the International Clearing House (ICH) regime, PTA accumulated and charged excess APC for USF contributions amounting to $1,899,923 from WTL (for the period from 26.10.2012 to 21.02.2023) and $1,011,603 (from 02.07.2014 to 24.02.2015), in contravention of the prescribed Access Promotion Contribution (APC) and Accounting Settlement Rate (ASR). WTL has assailed this act of PTA before the Islamabad High Court to seek direction of the court for the return or adjustment of aforementioned amounts.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to $6.29 million along with default surcharge thereon amounting to $5.90 million as of July 31, 2016 vide its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy fine up to $1.25 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Company. The Company has challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Company and from taking any coercive action against it. The matter is at the stage of hearing of applications. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine. Court had remanded the matter to the PTA for decision afresh, which PTA again decided against the company. Company has assailed PTA determination before Singh High Court, wherein Court has restrained PTA from taking any coercive measures against the company for recovery of impugned dues. The matter is still pending adjudication. Moreover, PTA has linked the renewal of LDI license with payment of the aforementioned impugned dues, against which the Company has filed another petition before the High Court of Sindh, whereby Hon'ble Court has restrained the PTA from interrupting or suspending the Company's operation. This matter is also pending adjudication before the Court.

PTA has raised demand amounting to $0.11 million on account of using extra Radio Spectrum not assigned to the Company. The Company challenged this amount on July 3, 2012 before Islamabad High Court which has allowed appeal of the Company. PTA went into appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed review application which is still pending. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

PTA has decided against the Company in the matter annual radio frequency spectrum fee for the year ended 2011, 2012, 2013, 2014 and 2015 along with late payment charges. The Company has filed appeals against these orders before the honorable Islamabad High Court which are ending adjudication.  The management is hopeful that its viewpoint shall be upheld; thus no provision has been incorporated in these financial statements for late payment charges. Moreover, the Company is confident that incidental liability, if any, will be set off by way of a claim filed against PTA.

The Company has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of $17.62 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Company to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted interim injunction to the Company and restrained PTA from taking any coercive action against the Company. The Suit has been disposed of by the Court for want of jurisdiction. The company is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

PTA has raised demand amounting to $0.06 million on account of Base Transceiver Station (BTS) registration and microwave charges for the year 2007 till 2014. The Company challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeals were that these charges are ultra vires to the act and license. Therefore, PTA had ordered for further proceeding and the appeal was withdrawn accordingly.

PTA has filed recovery proceedings against the Company before the District Collector / District Officer Revenue, Lahore for an amount of $9.44 million including late payment charges on November 4, 2016 due to non-payment of initial spectrum fee (ISF). The Company has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by $3.70 million.

PTA has withdrawn the frequencies 3.5 Ghz, 479 Mhz, 450 Mhz and 1900 Mhz. As per management the Initial Spectrum Fee (ISF) for 3.5 Ghz and 479 Mhz is already fully paid till 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for 450Mhz frequency spectrum be reduced on prorata after withdrawal. Corresponding assets have also been retired.

The Company has filed an appeal with Islamabad High Court on January 12, 2021 against said decision of PTA on similar lines as explained above and the Company's management and legal advisor feels that there are strong grounds to defend the Company's stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Company before the District Collector / Deputy Commissioner, Lahore for an amount of $0.22 million on February 7, 2020 due to non-payment of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes principal portion of $0.11 million already recognized in the financial statements and late payment charges amounting to $0.11 million. The Company has not received any notice from the Revenue department. The Company's management and legal advisor feels that there are strong grounds to defend the Company's stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of $1.25 million in respect of fine and loss of $1.90 million on account of international telephony traffic. The case was decided by Islamabad High Court in favour of the Company; however, PTA went into appeal before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019 which is pending adjudication. The Company has not received any notice in this regard. The Company's management feels that there are strong grounds to defend the Company's stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Company with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014 cumulative amount of $0.43 million along with late payment charges. The Company has filled the appeals against said notices with PTA which were dismissed on December 04, 2020. The Company therefore filled the appeal in Sindh High Court on December 31, 2020 to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Company. The management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

Additionally, PTA has determined an amount of $0.90 million against the company on account of annual regulatory dues for the years ended 2018, 2020, 2021, 2022, 2023, 2024 and late payment fee for the year ended 2008-09. Company has assailed the PTA determinations before High Courts. The Hon'ble court while admitting the petitions for regular hearings, restrained the PTA from taking coercive measures against the company for recovery the impugned dues.

In another matter related to renewal of FLL Licenses for Karachi and Lahore region, PTA determined that the FLL licenses of Company are renewed subject to payment of the outstanding dues of $14.61 million as ARDs and USD 21.6 million on account of annual spectrum fee payable under WLL license. being aggrieved by this order, the Company has filed a petition before the Islamabad High Court, whereby Hon'ble Court has restrained the PTA from taking any coercive measures against the Company and suspended operations of the impugned order.

PTA determined the demand amounting to $0.80 million, on account of annual spectrum fee and other regulatory charges, vide its determination dated February 22, 2010. Being aggrieved, the Company’s management preferred an appeal before the Honorable Lahore High Court ("LHC") on March 20, 2010 against the PTA's determination. LHC granted stay against the recovery subject to payment of $0.14 million which was complied by the Company. Based on the advice of the Company's legal counsel, the Company’s management feels that there are strong grounds to defend the Company's position and the ultimate decision would be in the Company's favour. Court has referred to the matter to the Telecommunication Appellate Tribunal to decide the matter after hearing the parties.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of $5.82 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Company's management feels that there are strong grounds to defend the Company's stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Through amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of $2.78 million. The Company's appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further agitated before ATIR on July 8, 2008, which is pending adjudication. The Company's management expects relief from ATIR in respect of issues involved in the relevant appeal there being valid precedents available on record supporting the Company's stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Company was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order dated June 29, 2019 under section 122(1)/122(5) of the Ordinance creating a demand of $0.74 million. Against the said impugned order, appeal has been filed before CIR(A) on August 6, 2019 by legal counsel of the Company while first appellate authority decided major issues vide order dated December 31, 2021 in Company's favor and certain issues were remanded back to the department for adjudication afresh. The department initiated and finalized the reassessment proceedings vide order dated January 31, 2023 based on relief allowed by first appellate authority. Resultantly refund created of $0.09 million accordingly. Department (Federal Borad of Revenue) has filed an appeal before ATIR against the order.

A demand of Rs. $3.77 million (including default surcharge of $1.16 million) was raised against the Company under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. The management assailed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Company's favour, major issues were remanded back to department for adjudication afresh. Such appellate order was further assailed by the Company before ATIR on May 20, 2014, at which forum, adjudication was pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to $3.40 million (including default surcharge of $1.10 million). Such reassessment order was assailed by the Company in second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. The management has contested this order before ATIR on August 20, 2015 which has been decided by the ATIR vide order dated 28.07.2025 in favor of the Company.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Company was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of $0.17 million and curtailment of losses by $20.96 million. The said demand was curtailed to $0.02 million through a revised demand order on account of rectification application filed by the Company. Against the said impugned order, appeal has been filed before CIR(A) on January 30, 2018 by legal counsel of the Company. First appellate authority was decided the case in favor of the Company vide order dated December 31, 2021 by annulled the impugned order and remanded the case back for adjudication afresh.

The CIR has raised demand against the Company for super tax for the tax year 2018 amounting to $0.16 million. The chargeability has been challenged by the Company through writ petition in LHC filed on May 16, 2019. Based on the advice of the legal counsel, the Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of $0.60 million was raised against the Company for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006 filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Company's appeal against such order was allowed to the extent of additional tax and penalties; however, principal amount was held against the Company by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Company further assailed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While, recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by honorable Court debars the Department for enforcing any further recovery. Since the management considers the refund to be legally admissible to the Company, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favour of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Company's management feels that there are strong grounds to defend the Company's stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $1.50 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017 on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH time when amount of sales tax was withheld by PTCL. Based on the advice of the Company's tax advisor, the management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating $4.30 million has not been made in these financial statements.

On December 13, 2023, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $7.66 million for the periods from January 2018 to December 2020. The Company challenged imposition of sales tax on LDI and other services on the first appellate authority in 2024 and CIR(A) decided the case vide order dated March 4, 2025 in favor of the department. The management has contested this order before Appellate Tribunal of Punjab Revenue Authority (PRA) on April 4, 2025 for a favourable outcome. The case has been decided by the Appellate Tribunal of PRA vide order dated September 9, 2025 in favor of the Company, which set aside the impugned order and remanded back for adjudication afresh.

Through amendment orders passed under section 122(5A) of the Ordinance, department disallowed the adjustment of tax deducted u/s 148 of the Ordinance for the tax years 2011, 2012, 2014 & 2015. The Company's appeals filed on August 2, 2017 which were decided by the first appellate authority through a consolidated order dated October 2, 2017 in favor of the Company while the department challenged the order passed by the CIR(A) before the ATIR. While the appeals have been decided by the ATIR vide consolidated order dated April 25, 2024 in favor of the Company by dismissed the departmental appeals. The department has filed reference/petition in the Lahore Hight Court against the order.

On August 31, 2023, Sindh Revenue Board (SRB) issued show cause notice allegedly demanding $2.35 million for the periods from August 2015 to December 2016. The Company challenged imposition of sales tax on LDI and other services on the first appellate authority and filed appeal on April 11, 2025 before Commissioner Appeals (SRB) for favorable outcome. Based on the advice of the Company's tax advisor, the management is of the view that the Company's case is based on meritorious grounds and hence, relief would be secured from the Appellate Authoeity. In view of the above, provision for sales tax aggregating $2.35 million has not been made in these financial statements.

Through assessment orders passed under section 161/205 of the Ordinance for the tax year 2004 & 2005 the demand of $0.65 million was created. The management challenged the orders before the first appellate authority while the first appellate authority decided the case vide order dated January 28, 2008 in favor of the department. The Company challenged the orders before the ATIR, while the appeals have been decided by the ATIR vide consolidated order dated May 23, 2008 in favor of the Company and cancelled the assessment order. The department challenged the orders before honorable Lahore High Court Lahore and the High Court decided the case vide judgement dated September 27, 2015 in favor of the Company. The department challenged the orders before the honorable Supreme Court of Pakistan and the matter has been remanded back to the Lahore High Court Lahore vide order dated February 10, 2023 for adjudication afresh. In the second round, the case has been decided by the honorable Lahore High Court Lahore vide judgement dated November 4, 2024 in favor of the department. The management contested this judgement before honorable Supreme Court of Pakistan for favourable outcome while the case has been decided by the honorable Supreme Court of Pakistan   vide judgement dated November 11, 2025 in favor of the Company.

An assessment order dated June 14, 2016 was passed under section 11 of the Sales Tax Act 1990 raising a total sales tax demand $0.08 million along with penalty $0.004 million. which was resultantly assailed before the first appellate authority (CIR(A). The matter was remanded back by CIR(A) to the assessing officer vide order dated September 16, 2016. The department being aggrieved of the remand order filed an appeal before the ATIR and the ATIR without providing any hearing opportunity to the taxpayer, remanded the matter back to the CIR(A) vide order dated July 06, 2023. The order of ATIR was challenged before the Lahore High Court Lahore on the basis that the taxpayer has been condemned unheard, however, the reference was dismissed by Lahore High Court vide judgement dated November 27, 2023. The Company has further assailed the judgement of the Lahore High Court in the Supreme Court of Pakistan The leave was refused by the Supreme Court of Pakistan vide judgement dated February 19, 2025. Now the case after being remanded back to the CIR(A) is in the field and the matter is pending adjudication before the CIR(A).

Other matters

One of the Company’s suppliers has filed the suit for recovery on July 12, 2018 before the Civil Court, Lahore of certain moneys alleged to have not been paid by the Company under its agreements with the supplier. The principal claim is $0.06 million however the claim is inflated to $0.82 million on a frivolous basis. The Company denies the claim and is hopeful for a positive outcome. The management is of the view that it is unlikely that any claim of said supplier will materialize.

One of the Company's suppliers has filed petition on November 21, 2014 before LHC. The supplier has a claim of $0.77 million receivable from the Company. Further details of the litigations have not been disclosed as it may prejudice the Company's position. The Company has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Company has filed a counter petition during the year 2015 claiming $1.12 million under the same contract against which the supplier has claimed its dues. The Company had to deposit an amount of $0.07 million in the Court in respect of this case. The honorable High Court has already required both Companies to resolve disputes in terms of their Agreement. The matter stands adjourned sine die. Based on the advice of the Company's legal counsel, the management is of the view that it is unlikely that any adverse order will be passed against the Company.

One of Company’s suppliers and its allied international identities (referred to as suppliers) filed a winding up petition dated October 16, 2017 before LHC and a claim of $0.23 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and Rs. 68.08 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and returned the plaint. The suppliers have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Islamabad High Court has also dismissed the supplier's appeal, thereafter supplier has now filed its claim in the civil court at Lahore and the matter is pending adjudication. The Company has already filed suit for recovery of USD 93.3 million against this supplier for default in performance of agreements before Civil Court, Lahore in August 2017. The Company has also filed another suit before Civil Court, Lahore for recovery of $5.35 million for causing damage to the Company for filing frivolous winding up petition. Based on the legal advice, the management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Company is in process of compliance with Regulation 11 of the Companies (Further Issue of Shares) Regulations 2020 and section 83 of Companies Act 2017. The Company may be liable to pay penalties for delayed compliance. However, the management is of the view that it is unlikely that any claim will materialize against the Company.

A total of cases 31 (2024:30) are filed against the Company involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to $0.54 million (2024: $0.4 million). Because of number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management and legal advisors of the Company are of the view that the outcome of these cases is expected to be favourable and liability, if any, arising out on the settlement is not likely to be material.

The Company has filed an appeal before the High Court against the Enforcement Order dated December 27, 2022, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Company to make a payment of $0.38 million within seven days of receipt. The Company has contested this demand on factual and legal grounds. Pursuant to the order of the High Court dated May 29, 2023, the Impugned Order has been suspended, and PTA has been restrained from taking any coercive action against the Company. The case remains pending at the hearing stage. The Company continues to evaluate the potential financial impact of this matter. Based on management’s assessment and legal advice, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Company has filed an appeal before the High Court challenging the Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Company to make a payment of $0.06 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The case is currently at the hearing stage. 'Based on legal counsel’s opinion and management’s assessment, the Company considers the demand to be uncertain, and accordingly, no provision has been recognized in the financial statements, as the outcome remains uncertain at this stage.

The Company has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Company to make a payment of $0.17 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The case remains at the hearing stage. 'Based on legal counsel’s opinion and management’s assessment, the Company believes that the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Company has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Company to make a payment of $0.36 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The matter is currently at the hearing stage. 'Based on legal counsel’s assessment and management’s evaluation, the Company believes the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

The Company has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the Pakistan Telecommunication Authority (PTA). Under the Impugned Order, PTA has directed the Company to make a payment of $0.12 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Company. The matter remains at the hearing stage. 'Based on legal counsel’s opinion and management’s evaluation, the Company considers the demand to be uncertain. Accordingly, no provision has been recognized in the financial statement.

The Company has filed an appeal before the High Court of Sindh against an Enforcement Order issued by the Pakistan Telecommunication Authority (PTA) on August 19, 2024. The Enforcement Order directed the Company to pay alleged outstanding ARDs amounting to $0.10 million within three days of receipt of the order. The Company disputes the factual and legal basis of the order and has sought judicial review of the matter. As per the interim order passed by the High Court on September 11, 2024, the PTA has been restrained from taking any coercive actions in relation to the Enforcement Order. The matter remains under hearing, and no provision has been recognized in the financial statements as at the reporting date.

24. NET REVENUE

	December 31,
	2025	2024
Telecom services	$17,450,433	$16,067,643
Broadband services	1,488,397	1,142,218
Technology Services	2,522,238	1,113,839
Retail and footwear	638,677	-
Other Services	33,295	14,938
Gross Revenue	22,133,040	18,338,638
Less: Discounts	(1,307)	(2,202)
Less: Sales tax	(63,134)	(81,188)
	$22,068,599	$18,255,248

Deferred revenue was $286,202 as of December 31, 2025, and $489,107 as of December 31, 2024.

Disaggregation of Revenue from Contracts with Customers

We derive revenue from six primary sources: (1) International Termination Services, (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services and (6) retail footwear.

The following table represents a disaggregation of revenue for the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Telecom Services:
International termination services	17,450,433	16,067,643
	$17,450,433	$16,067,643
Broadband Services:
Cable TV and internet services	1,025,428	620,607
Metro fiber solutions	320,547	350,963
Capacity sale services	142,424	170,648

	$1,488,399	$1,142,218

Technology Services:

Capacity sale services	$2,522,236	1,113,839
	$2,522,236	$1,113,839
Retail footwear	638,677	-

The product wise breakup of retail footwear revenue is given below:

	December 31,
	2025	2024
Revenue source

Retail sale of footwear	$111,883	$-
Wholesale footwear	118,273	-
Sales on QVC television & internet shopping channel	193,447	-
Concession sale	215,074	-
	$638,677	$-

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

Geographical Disaggregation of Revenue

The Company provides a geographical disaggregation of revenue to show performance across regions which are (1) United States, (2) United Arab Emirates, (3) Pakistan, and (4) United Kingdom.

The details for revenues for the years ended December 31, 2025 and 2024, are as follows:

Geographic Area	Year Ended December 31, 2025	Year Ended December 31, 2024
United States	$-	$-
United Arab Emirates	$-	$-
Pakistan	$21,429,922	$18,255,248
United Kingdom	$638,677	-
Total	$22,068,599	$18,255,248

 Long-lived assets of the Company as of December 31, 2025 and December 31, 2024, were:

Geographic Area	December 31, 2025	December 31, 2024
United States	$10,000,688	$-
United Arab Emirates	$5,751,136	$5,473,661
Pakistan	$25,942,902	$36,146,780
United Kingdom	$29,160,156	-
Total	$70,854,881	$41,620,441

25. DIRECT OPERATING COSTS

	December 31,
	2025	2024
Interconnect, settlement and other charges	$16,711,322	$15,147,425
Salaries, wages and benefits	974,407	514,792
Bandwidth and other PTCL charges	281,380	304,043
Power consumption and rent	141,059	234,057
Network maintenance and insurance	221,589	131,293
PTA fees	42,055	30,868
Cable license fee	63,631	61,974
Annual spectrum fee	-	29,907
Stores and spares consumed	-	3,967
Inventory consumed	137,460
Shared service cost	928,506	65,765
Fees and subscriptions	52,904	98,990
Content cost	3,215	3,103
Security services	4,447	3,992
Others	502,091	170,151
	$20,064,066	$16,800,147

26. OTHER OPERATING COSTS

	December 31,
	2025	2024
Salaries, wages and benefits	$873,614	$909,687
Fees and subscriptions	22,673	28,985
Legal and professional	1,326,023	695,156
Rent, rates and taxes	104,797	35,113
Travelling and conveyance	195,792	253,809
Transportation	76,558	89,822
Utilities	73,494	68,631
Communications	13,208	10,295
Repairs and maintenance	24,583	16,672
Security services	15,957	14,010
Insurance	8,791	6,937
Business promotion and entertainment	332,570	81,399
Printing and stationery	10,639	9,329
Directors' meeting/remuneration expense	80,103	141,988
Miscellaneous	115,778	143,840
	$3,274,580	$2,505,673

27. FINANCE COST

	December 31,
	2025	2024
Unwinding of discount on liabilities	$121,884	$139,633
Mark up on term finance certificates	578,230	914,052
Mark-up on long term loan	86,867	1,181,634
Mark up on short term borrowings	829	-
Finance charges on lease liabilities	79,059	103,743
Trade facility charges	85,242	-
Bank charges and commission	443,598	26,219
	$1,395,709	$2,365,281

28. TAXATION

The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Current
For the year	$287,802	$179,733
Prior years	-	-
	287,802	179,733
Deferred	-	-
	$287,802	$179,733

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	December 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	287,802	179,733
	287,802	179,733
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	$287,802	$179,733

Since, the Company does not have taxable income and accounting income for both the years ended December 31, 2025 and 2024, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown as under:

The effective tax rate is calculated as under:

	2025	2024
Federal statutory rate	$21.0%	$21.0%
Foreign earnings taxed at lower rates	(11.0)%	(15.0)%
Effective tax rate	10.0%	6.0%

The Company recorded a consolidated pre-tax loss for the year. The effective tax rate differs from the U.S statutory rate primarily due to establishment of a valuation allowance against deferred tax assets.

The components of the Company’s deferred income taxes as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Asset for deferred taxation comprising temporary differences related to:
Unused tax losses	$14,321,173	$15,389,335
Provision for credit losses of receivables	3,204,894	3,289,396
Post-employment benefits	204,270	196,066
Provision for stores and spares & stock-in-trade	4,181	4,207
Provision for credit losses of advances and other receivables	280,438	282,148
Valuation allowance	(3,128,420)	(4,011,889)
	$14,886,536	$15,149,252
Liability for deferred taxation comprising temporary differences on other liabilities
Property, plant and equipment	$(2,915,557)	(3,350,820)
Right of use assets	(3,371,031)	(3,303,760)
Intangible assets	(5,773,475)	-
Leasehold improvements	(184,723)	(26,292)
	(12,244,786)	(6,680,872)
	$2,641,750	$8,468,381

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

The management has evaluated the realizability of its deferred tax assets, the Company considered the guidance in ASC 740-10-30-21 through 30-23, which requires that significant weight be given to objectively verifiable negative evidence such as cumulative losses in recent years. The Company recognizes that it has experienced cumulative pre-tax losses over the three-year period ended December 31, 2025, which represent significant negative evidence in evaluating the realizability of deferred tax assets.

In evaluating whether sufficient objectively verifiable positive evidence exists to support realization of its deferred tax assets, the Company determined that the most significant source of positive evidence relates to the nature of the underlying temporary differences giving rise to the deferred tax assets and the existence of taxable temporary differences that will reverse in future periods.

The following represent the key sources of positive evidence:

1) Improving trend in operating results

The WTL’s historical losses demonstrate a consistent and significant reduction over time, indicating improving operating performance. Losses for the years ended December 31, 2023 and 2024, and the loss for 2025, are approximately $5.60 million, $3.79 million, and $0.41 million, respectively. This favorable trend supports the expectation of future profitability.

	December 31,	December 31,	December 31,
	2025	2024	2023
	———---USD———---
Loss after tax	(1,619,889)	(3,790,982)	(5,602,775)

2) Strong and consistent revenue growth

The WT has experienced significant growth in revenue on both a year-over-year and period-over-period basis. This upward trajectory provides further support for the recoverability of deferred tax assets.

	December 31,	December 31,	December 31,
	2025	2024	2023
	———---USD———---
Revenue	21,282,117	18,255,248	10,613,766

3) Expansion into new revenue streams

Additional positive evidence is provided by the Company’s expansion into technology services, which represents a new and growing revenue stream. Revenue from this segment is approximately $2.5 million for the year ending December 31, 2025, compared to $1.1 million in the prior year, reflecting an increase of approximately 126%. This growth further supports the Company’s expectation of improved future taxable income.

4) Lauch of new IT products

The Company plans to launch new IT products in the second quarter of 2026. These initiatives are expected to further enhance the Company’s revenue streams and improve future taxable income, thereby providing additional support for the recoverability of deferred tax assets.

As of December 31, 2025, the Company reported deferred tax liabilities of approximately $12.24 million, including $5.76 million liability of 123 Investments Limited, arising from taxable temporary differences. These temporary differences will reverse in future periods and represent a source of future taxable income that can be used to realize a portion of the deferred tax assets in accordance with ASC 740-10-30-18.

In addition, a significant portion of the Company’s deferred tax assets relates to unabsorbed depreciation and other tax attributes that are not subject to expiration under Pakistan’s Income Tax Ordinance, 2001. These attributes may be carried forward indefinitely and utilized against future taxable income, which provides additional support for the realizability of the related deferred tax assets.

The Company has also evaluated the expiration profile of its tax loss of $14.32 million ($12.80 million depreciation and $1.52 million business losses) carry forwards and has reduced deferred tax assets for tax attributes that have expired or for which realization is not supported by objectively verifiable evidence. As of December 31, 2025, being prudent, the Company has recorded a valuation allowance of approximately $3.13 million, representing approximately 22% of gross deferred tax assets, to reflect uncertainty associated with certain tax attributes. The allowance includes $1.52 million (100%) business loss and $1.6 million of unabsorbed depreciation.

After considering the significant negative evidence associated with historical losses and weighing it against the objectively verifiable positive evidence described above—particularly the reversal of taxable temporary differences and the indefinite carry forward of certain tax attributes—the Company concluded that it is more-likely-than-not that the portion of deferred tax assets not subject to a valuation allowance will be realized.

The Company has further expanded the disclosure in Note 25 – Income Taxes in the amended Registration Statement to clarify the sources of positive and negative evidence considered in evaluating the realizability of its deferred tax assets in accordance with ASC 740-10-30-21 through 30-23.

The deferred tax asset has been reduced by $5.76 million deferred tax liability, which is related to 123 Investments Limited.

29. RELATED PARTIES

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

		December 31,
		2025	2024
Transactions during the year
Worldcall Cable (Private) Limited	Interest charged during the year	$1,108	$1,987
Worldcall Ride Hail (Private) Limited	Interest charged during the year	$7	18
Babar Ali Syed	Funds repaid	(442,722)	(79,410)
Ben Buck	Loan	499,965	-
C Buck	Loan	673,160	-
D Buck	Loan	803,442	-
Key management personnel	Advances against expenses disbursed (adjusted) - net	$18,457	$2,199

Advance to a related party (Non-current assets)
Stephen Andrew Buck	Advance against purchase of property	3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited		$14,358	$13,326
Worldcall Ride Hail (Private) Limited		110	$104
Footwear Software Limited		142,296	-
MIP Distribution Limited		$1,439	-
Total		158,203	13,430

Due to related parties (current liabilities)
Key management personnel		347,416	542,185

Due to related parties (non-current liabilities)
Babar Ali Syed	Payable	267,253	709,975
Ben Buck	Payable	499,965	-
C Buck	Payable	673,160	-
D Buck	Payable	803,442	-
Total		2,243,820	709,975

As on December 31, 2025 and December 31, 2024, outstanding balance from key management personnel was approximately $347,416 and $542,185, respectively against miscellaneous expenses including salaries and other employee benefits etc.

The Company’s subsidiaries owe approximately $2.24 million and $0.71 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of December 31, 2025 and December 31, 2024, respectively, which does not accrue interest and is payable upon demand.

30. GOING CONCERN OF WTL

The Company’s subsidiary “WTL” incurred a loss of $1.62 million during the year ended December 31, 2025 (2024: $4.87 million). As of December 31, 2025, the accumulated loss of WTL stands at $67.77 million (December 31, 2024: $67.3 million) and its current liabilities exceed its current assets by $29.42 million (December 31, 2024: $29.65 million). These conditions, contingencies and commitments (as disclosed in note 23) and overdue borrowings, indicate the existence of material uncertainties that cast significant doubt about WTL’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. However, WorldCALL Public has financial support from majority shareholders.

Net Liabilities Position - Risk Mitigation

As mentioned above, there is a net current liability position of approximately $30.66 million as on December 31, 2025 (December 2024: $29.65 million), which has the following major components (amounts are in US$ million):

	December 31,
	2025	2024
Pakistan Telecommunication Authority (PTA)	$8.56	$8.57
Claims of parties challenged	2.00	2.00
Short term borrowings	0.12	0.36
Contract liabilities	3.67	3.67
Provision for taxation	0.27	1.12
	$14.62	$15.72

Management believes that certain balances included in the above amounts do not represent immediately payable liabilities as detailed below:

Pakistan Telecommunication Authority (PTA): Liabilities towards PTA as incorporated in these financial statements stand at approximately $8.56 million as on December 31, 2025 (December 31, 2024: $8.57 million) which are not immediately payable owing to the non-fulfillment of certain conditions relating to the demand of such amounts. These conditions relate to the industry circumstances and Court Orders.

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

31. RECLASSIFICATION OF COMPARATIVE FIGURES

Certain prior period consolidated financial statement amounts have been reclassified from those previously reported in the Company’s, annual report on Form 10-K for the year ended December 31, 2024.

The reclassifications relate to amounts that did not result in any changes to previously reported:

•	Total assets

•	Total liabilities

•	Stockholders’ equity

•	Revenues

•	Net income (loss)

•	Cash flows

Accordingly, the following reclassifications do not represent a restatement of previously issued consolidated financial statements.

As of December 31, 2024	Previously Reported	Reclassification Adjustment	Reclassified Amounts

Other receivables	$3,947,158	$(13,430)	$3,933,728
Due from related parties	-	$13,430	$13,430
Total current assets	$17,712,798	-	$17,712,798
Current portion of non-current liabilities	$7,413,649	$906,455	$8,320,104
Trade and other payables	$27,263,298	$(542,185)	$26,721,113
Due to Related Parties	$-	$542,185	$542,185
Total current liabilities	$40,450,743	$906,455	$41,357,198
Non-current portion of term finance certificates	$906,455	$(906,455)	$-
Total non-current liabilities	$5,657,573	(906,455)	$4,751,118

Nature of the Reclassifications

The reclassifications included in the financial statements presented in this Form 10 K are summarized as follows:

1.	Reclassification of Term Finance Certificates (TFCs)

The Company reclassified the outstanding balance of its Term Finance Certificates from non-current liabilities to current liabilities, for the year ended December 31, 2024. The reclassification reflects the existence of a technical default under the applicable trust deed prior to those balance sheet dates and the absence of a waiver in effect at such dates. This reclassification did not affect total liabilities or results of operations.

2.	Reclassification of other receivables

The Company reclassified amounts due from related parties as of December 31, 2024 as previously reported in other receivables of $13,430 to due from related parties. Total current assets have remained unchanged as of December 31, 2024.

3.	Reclassification of trade and other payables

The Company reclassified amounts due to related parties as of December 31, 2024 as previously reported in trade and other payables of $542,185 to due to related parties. Total current liabilities have remained unchanged as of December 31, 2024.

Total current assets, liabilities and stockholders’ equity were unchanged as a result of this reclassification.

Management evaluated the revisions described above in accordance with ASC 250-10 and concluded that the effects of the revisions were not material to any previously issued financial statements. Accordingly, the Company did not amend its previously filed Forms 10-K.

32. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

		December 31, 2025	December 31, 2024
Basic loss per share:
Loss after taxation attributable to parent	(a)	(1,713,238)	(2,946,293)

Weighted average number of common shares	(b)	147,164,898	139,763,391

Basic loss earnings per share	(a/b)	(0.012)	(0.021)

Diluted loss per share:

Loss after taxation	(a)	(1,713,238)	-

Weighted average number of common shares		147,164,898	-
Assumed conversion of preference shares		260,877	-
Weighted average number of common shares for diluted loss per share	(b)	147,425,775	-

Diluted loss per common share	(a/b)	(0.012)	-

i.

Because the Company incurred a net loss for the periods presented, the assumed conversion of Series A Convertible Preferred Stock is anti-dilutive. Accordingly, diluted net loss per share is equal to basic net loss per share, and the weighted-average shares used for diluted net loss per share are the same as those used for basic net loss per share.

ii.

The shares issuable upon settlement of the contingent consideration arrangements have been excluded from the computation of basic and diluted net loss per share. The contingent issuance of Series A Convertible Preferred Stock is subject to post-closing conditions and, accordingly, the related shares are not considered outstanding for basic net loss per share. In addition, because the Company incurred a net loss for the periods presented, the assumed conversion of Series A Convertible Preferred Stock is anti-dilutive and has therefore been excluded from diluted net loss per share. Shares potentially issuable under the performance-based earn-out arrangement have also been excluded from basic and diluted net loss per share because the arrangement is classified as a liability.

33. PREFERRED STOCK

Preferred stock, $100 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock at December 31, 2025 and the issued shares are 82,800.

The Company evaluated the Series A Preferred Stock under the guidance in ASC 480-10-25, including ASC 480-10-25-14, which requires liability classification for financial instruments that are mandatorily redeemable or that embody an obligation to transfer assets.

The Series A Preferred Stock does not contain any mandatory redemption provisions. The shares are not redeemable at the option of the holders, nor is the Company obligated to redeem the shares upon the occurrence of any specified event. In addition, the instrument does not require settlement in cash or other assets.

The Company also considered whether the conversion features could require the issuance of a variable number of shares with a fixed monetary value, which could result in liability classification under ASC 480-10-25-14. The conversion provisions provide for settlement solely through the issuance of shares of the Company’s common stock based on a conversion price determined with reference to the Company’s equity value at the time of conversion. Accordingly, the conversion features do not obligate the Company to deliver a variable number of shares with a fixed monetary value.

Based on this analysis, the Company concluded that the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480.

The Company also evaluated the optional and automatic conversion features under ASC 815 to determine whether the embedded conversion feature should be bifurcated as a derivative instrument.

The conversion provisions allow the Series A Preferred Stock to convert into shares of the Company’s common stock based on a conversion price equal to the greater of (i) $2.00 per share or (ii) 80% of the initial public offering price of the Company’s common stock in connection with a qualified uplisting transaction, subject to customary anti-dilution adjustments.

The Company considered whether the conversion feature meets the definition of a derivative and whether it qualifies for the equity scope exception under ASC 815-10-15-74 and ASC 815-40. The Company concluded that the conversion feature:

•	is indexed to the Company’s own stock;
•	will be settled solely in shares of the Company’s common stock; and
•	does not permit or require net cash settlement.

Accordingly, the embedded conversion feature qualifies for the equity scope exception and does not require bifurcation as a derivative instrument.

The Company also evaluated whether the Series A Preferred Stock should be classified outside of permanent equity pursuant to ASC 480-10-S99-3A, which requires classification in temporary equity if an equity instrument is redeemable upon events that are not solely within the control of the issuer.

The Series A Preferred Stock does not contain redemption rights that permit the holders to require the Company to redeem the shares. The liquidation preference associated with the Series A Preferred Stock is only payable upon a liquidation, dissolution, or winding-up of the Company and therefore does not represent a redemption feature under this guidance.

The protective provisions associated with the Series A Preferred Stock require approval of the holders of a majority of the outstanding Series A Preferred Stock for certain corporate actions, including amendments to the designation of the Series A Preferred Stock or actions that could adversely affect the rights of the holders.

The Company concluded that these provisions represent customary investor protection rights and do not create redemption rights, settlement obligations, or embedded derivative instruments.

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

34. NON-CONTROLLING INTEREST (NCI)

	December 31, 2025	December 31, 2024
Breakup of non-controlling interest (NCI)
NCI of WorldCall Public	$(1,153,505)	$-
NCI of 123 Investments Limited	(280,504)	-
	(1,434,009)	-

35. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

F- 55