Form 10-K/A
period 2025-12-31
GlobalTech Corp
filed 2026-04-16
CIK 1938338

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

DOCUMENTS INCORPORATED BY REFERENCE

 None.

Explanatory Note

On March 31, 2026, GlobalTech Corporation (the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”).

The Original Form 10-K reported that the Company had not submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K during the preceding 12 months, as certain required XBRL items were not correctly tagged in its Annual Report on Form 10-K for the year ended December 31, 2024. Subsequently, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was amended to correct such missing XBRL tagging and this Amendment No. 1 to Annual Report on Form 10-K (“Amendment No. 1”) is being filed solely to update the cover page of the Original Form 10-K to confirm that the Company has now submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K during the preceding 12 months.

As such, this Amendment No. 1:

●	updates the cover page of the Original Form 10-K as described above; and

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

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: April 16, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer, President and Director
(Principal Executive Officer)

4