Form 10-Q
period 2026-03-31
GlobalTech Corp
filed 2026-05-15
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 151,071,091 of Common Stock as of May 15, 2026.

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

“GoP” means the Government of Pakistan.

“ICH” means International Clearing House.

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

“PSX” means Pakistan Stock Exchange.

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

•	the highly capital-intensive nature of the telecommunications industry, which requires substantial and ongoing expenditures of capital;
•	the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control;
•	increases in license fees;
•	risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended;
•	the loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights;
•	our substantial amounts of indebtedness and debt service obligations;
•	our ability to keep ownership control of Worldcall Telecom Limited and 123 Investments Limited;
•	conflicts of interest;
•	our ability to comply with an extensive variety of laws and regulations;
•	the fact that our operating subsidiaries, assets and certain of our officers and directors are located in Pakistan;
•	the outcome of legal disputes, claims and litigation;
•	our ability to obtain and maintain licenses;
•	economic downturns both in Pakistan and globally, changes in inflation and interest rates, increased costs of borrowing associated therewith and potential declines in the availability of such funding;
•	risks relating to future divestitures, asset sales, joint ventures and acquisitions;
•	future operating results; and
•	other plans, objectives, expectations and intentions contained in this Report that are not historical.

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

PART I.

Item 1. Financial Statements.

 GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$571,222	$528,717
Restricted cash	2,754,669	2,721,030
Accounts receivable – net – Pledge	7,996,528	8,283,057
Short term investments – Pledge	1,010,895	1,037,131
Prepayments	1,021,733	960,235
Stores and spares – Pledged	88,510	835,010
Inventory	4,504,008	5,225,746
Advances	4,526,074	4,332,758
Due from related parties	58,883	158,203
Other receivables	1,415,880	1,426,910
Total current assets	23,948,402	25,508,797
Property, plant and equipment – Mortgage	15,862,645	16,074,411
Operating lease right-of-use assets	1,397,282	1,248,106
Intangible assets – net – Pledge	45,280,247	46,253,581
Goodwill	4,826,373	4,826,375
Advances to related party	3,481,536	3,360,688
Long term receivables and other assets	3,343,373	3,232,132
Deferred tax asset	2,622,439	2,641,751
TOTAL ASSETS	$100,762,297	$103,145,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$38,339,257	$38,416,828
Current portion of non-current liabilities	9,192,853	8,896,008
Accrued interest	4,216,849	4,044,858
Short term borrowings- Pledge	3,656,787	2,949,049
Due to related parties	345,959	347,416
Provision for taxation – net	654,075	634,002
Total current liabilities	56,405,780	55,288,161
Term finance certificates	-	-
Long term financing – secured	485,341	623,629
Long term financing – Convertible	1,625,000	1,625,000
Long term deposits and payable	1,908,250	1,687,168
License fee payable	162,808	162,228
Operating lease liability	979,894	977,792
Post employment benefits	739,342	704,377
Due to related parties	2,355,964	2,243,820
Total non-current liabilities	8,256,599	8,024,014
TOTAL LIABILITIES	$64,662,379	$63,312,175
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock 82,800 and 82,800 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8,280,000	8,280,000
Common stock, $0.0001 par value - 500,000,000 shares authorized and 151,071,091 and 150,719,091 issued and outstanding shares at March 31, 2026 and December 31, 2025, respectively.	15,107	15,072
Additional paid in capital	12,274,286	11,570,321
Accumulated other comprehensive loss	(547,713)	(322,182)
Accumulated deficit	(41,944,270)	(39,824,105)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(21,922,590)	(20,280,894)
Non – controlling interest	58,022,508	60,114,560
TOTAL SHAREHOLDERS’ EQUITY	36,099,918	39,833,666
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,762,297	$103,145,841

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
NET REVENUE	$10,425,009	$4,341,720
Direct operating costs (exclusive of depreciation and amortization shown below)	(7,506,868)	(3,931,698)
Other operating costs	(4,231,632)	(641,745)
Depreciation and amortization	(1,908,637)	(501,098)
Other expenses	(24,974)	(210,851)
OPERATING LOSS	(3,247,102)	(943,672)
OTHER:
Other income – net	83,588	218,938
Finance cost	(801,238)	(346,737)
LOSS BEFORE TAXATION	(3,964,752)	(1,071,471)
Taxation	(64,574)	(53,733)
NET LOSS	$(4,029,326)	$(1,125,204)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(2,120,166)	(621,113)
Non - controlling interest (NCI)	(1,909,160)	(504,091)
	(4,029,326)	(1,125,204)
Loss per common share: basic and diluted	$(0.014)	$(0.004)
Weighted-average common shares used to compute basic and diluted loss per share	150,829,613	139,933,391

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	FOR THE THREE MONTHS
	ENDED
	2026	2025
NET LOSS	$(4,029,326)	$(1,125,204)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	-	-
Foreign currency translation adjustment	(408,423)	533,103
Other Comprehensive income (loss) - net of tax	(408,423)	533,103

COMPREHENSIVE LOSS	(4,437,749)	(592,101)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(2,345,615)	$(326,840)
Non - controlling interest (NCI)	(2,092,134)	(265,261)
	$(4,437,749)	$(592,101)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,029,326)	$(1,125,204)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,908,636	501,098
Gain on disposal of tangible assets	(1,272)	-
Fair value loss on short term investment	22,820
Interest accretion on liabilities	793,200	346,737
Liabilities written off on settlements with parties	-	(126,488)
Post-employment benefits	32,410	35,592
Income on deposits, advances and savings accounts	(1,162)	(71,822)
Exchange loss on liabilities	(72,388)	137,142
Changes in operating assets and liabilities:
Stores and spares	(5,085)	1,506
Inventory	1,473,323
Accounts receivables	286,530	(257,356)
Advances	(193,317)	(68,652)
Short term investment	26,236	11,943
Prepayments	(61,497)	38,097
Due from related parties	99,320
Other receivables	110,350	(192,162)
Trade and other payables	(79,033)	244,317
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	221,081	(57,383)
Due to related parties	112,144	(161,435)
Long term loans and other assets	(111,241)	(46,384)
Post employment benefits paid	-	(46,247)
Income on deposit and savings accounts	1,162	71,822
Lease rental payments	(166,531)	(31,818)
Finance cost paid	(668,306)	(163,439)
Income tax paid	(5,509)	(11,697)
Net cash used in operating activities	(307,455)	(971,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net	(94,157)	(17,948)
Acquisition of IRU asset	(343,409)	-
Advance to a related party	(120,848)	-
Net cash used in investing activities	(558,414)	(17,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(28,617)	(10,837)
Payment against directors' loan		(40,271)
Issuance of common stock	704,000	-
Net cash generated from (used in) financing activities	675,382	(51,108)
Net decrease in Cash and Cash Equivalents	(190,486)	(1,040,889)
Cash and Cash Equivalent at the beginning of the Period	3,249,747	3,455,270
Exchange effect	266,630	576,225
Cash and Cash Equivalent at the End of the Period	$3,325,891	$2,990,606
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(5,509)	$(11,697)
Interest	$(668,306)	$(163,439)

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$571,222	$290,894
Restricted cash	2,754,669	2,699,712
	$3,325,891	$2,990,606

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2026	82,800	$8,280,000	$-	150,719,091	$15,072	11,570,321	$(1,810,278)	$1,488,096	$(322,182)	$(39,824,105)	(20,280,894)	$60,114,560	$39,833,666
Net loss attributable for the period	-	-	-	-	-		-	-	-	(2,120,166)	(2,120,166)	(1,909,160)	(4,029,326)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(225,531	(225,531)	-	(225,531)	(182,892)	(408,423)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(225,531)	(225,531)	(2,120,166)	(2,345,696)	(2,092,052)	(4,437,749)
Issue of Common Stock				352,000	35	703,965	-	-	-	-	704,001	-	704,000
Balance as at March 31, 2026	82,800	$8,280,000	$-	151,071,091	$15,107	12,274,286	$(1,810,278)	$1,262,565	$(547,713)	$(41,944,270)	(21,922,590)	$58,022,508	$36,099,918
Balance as at January 1, 2025	-	$-	$-	139,933,391	$13,993	$-	$(1,828,970)	$932,473	$(896,497))	$(38,110,867)	(38,993,370)	$49,841,283	$10,847,914
Net loss attributable for the period	-	-	-	-	-		-	-	-	(621,113)	(621,112)	(504,091)	(1,125,204)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	294,273	294,273		294,273	238,830	533,103
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	294,273	294,273	(621,113)	(326,640)	(265,261)	(592,101)
Balance as at March 31, 2025	-	-	-	139,933,391	$13,993	-	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	(39,320,210)	$49,576,022	$10,255,813

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc. (now as GlobalTech Corporation) and Worldcall Holding Inc. (“WHI”), wherein all business assets, properties and liabilities of WHI, were exchanged for 117,299,472 shares of common stock of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022, EBI changed its name to GlobalTech Corporation.

The Plan and Agreement of Reorganization was accounted for as a reverse acquisition where EBI was a legal acquirer (the accounting acquiree) and WHI was a legal acquiree (the accounting acquirer).

The transaction has been consummated and trading of the Company’s common stock on over the counter (OTC) market commenced on April 24, 2024.

1.2. Legal Subsidiaries

1.2.1. WorldCall Telecom Limited

The Company owns, directly and indirectly through associates an aggregate of around 55% of, and controls, WorldCall Telecom Limited (“WTL”).

WTL is a public limited Company, incorporated in Pakistan on March 15, 2001, under the repealed Companies Ordinance, 1984 (now the Companies Act, 2017). Its shares are quoted on the Pakistan Stock Exchange. WTL commenced its operations on December 1, 2004, and is engaged in providing Wireless Local Loop (“WLL”) and Long Distance & International (“LDI”) services in Pakistan; re-broadcasting international/national satellite/terrestrial wireless and cable television and radio signals; interactive communication and establishing, maintaining and operating the licensed telephony services and technology services. WTL has been licensed by the Pakistan Telecommunication Authority (“PTA”) and Pakistan Electronic Media Regulatory Authority (“PEMRA”) for these purposes. WTL is domiciled in Pakistan and its registered office/principal place of business is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore.

Variable Interest Entity (VIE) – Worldcall Telecom Limited

VIE Assessment

In accordance with Accounting Standards Codification (ASC) 810-10-25, the Company evaluated WTL to determine whether it is a variable interest entity. Based on this evaluation, the Company concluded that WTL meets the definition of a VIE due to, among other factors:

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

Accordingly, WTL is consolidated in the Company’s consolidated financial statements based on VIE assessment.

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	March 31, 2026	December 31, 2025
Total Assets	$51,227,305	$48,661,140
Total Liabilities	$53,239,084	$46,492,106

Restrictions and Exposure to Losses

WTL’s assets are subject to local regulatory, legal, and liquidity constraints that may restrict the transfer of cash or other assets to the Company. Creditors of WTL do not have recourse to the general credit of the Company beyond the Company’s investment in WTL.

The Company’s maximum exposure to loss related to WTL is primarily limited to its investment in WTL and any financial support provided in the normal course of business. Worldcall Services (Private) Limited (“WSL”), a wholly-owned subsidiary of the Company, has given assurance to provide continued cash flow support.

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

1.2.2. WorldCall Services (Pvt) Limited

WSL, a wholly-owned subsidiary of the Company, was incorporated on October 5, 2009, as a private limited Company in Pakistan, under the Companies Ordinance 1984 (Repealed) now Companies Act 2017. The objectives of WSL include, but are not limited to carrying on and undertaking the business of providing channel placement services, payphone services and generating revenue from communication services. The registered office of WSL is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.3. Ferret Consulting - (FZC)

Ferret Consulting (FZC), a wholly-owned subsidiary of the Company, is a limited liability company registered in Emirates of Ajman, UAE as a Free Zone Company, in accordance with the Free Zone laws and regulations enforced in the Emirates of Ajman, U.A.E. It was registered on August 24, 2016, and commenced operations thereon. The objectives of FZC include management consultancy and technology services.

1.2.4. Route 1 Digital (Pvt) Limited

Route 1 Digital (Pvt) Limited (“Route 1”) is a private limited company, a wholly-owned subsidiary of Worldcall Telecom Limited, incorporated under the Companies Ordinance 1984 (now Companies Act 2017) on December 21, 2016. The primary business is to carry out the business of all transport services, sharing motor vehicle transportation with another or others, and consultancy in the field of information technology, software development and all activities ancillary thereto. The registered office of Route 1 is situated at Plot # 112-113, Block S, Quaid -e Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.

1.2.5. 123 Investments Limited

123 Investments Limited (“123 Investments”) is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, England, LS7 1AB. The company operates as a holding company focused on premium footwear brands, delivering high-quality, design-led products through multi-channel retail, e-commerce, and strategic third-party partnerships.

Following is the detail of 123 Investments’ subsidiaries:

Sr #	Name of Subsidiaries	Date of acquisition
1	Moda Concessions Limited	January 12, 2017
2	Direct Footwear Limited	January 12, 2017
3	MIP Online 1975 Limited	May 11, 2024
4	MIP Employees 1975 Limited	May 28, 2024
5	MIP Trading 1975 Limited	June 05, 2024
6	MIP Stores 1975 Limited	June 27, 2024
7	Bonded Trading Limited	May 11, 2024
8	Brightlark Limited	September 1, 2025

1.2.5.1 Legal Subsidiaries of 123 Investments Limited

1.2.5.1.1 Moda Concessions Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Moda Concessions Limited was founded on November 7, 2016, and this business accounts for the revenue generated by concessions located inside various department stores.

1.2.5.1.2 Direct Footwear Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Direct Footwear Limited was founded on November 8, 2016 and is the wholesale branch of the business. Direct Footwear Limited has an agreement to sell on the QVC television and internet shopping channel.

1.2.5.1.3 MIP Online 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England.

1.2.5.1.4 MIP Employees 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Employees 1975 Limited was incorporated on May 28, 2024. The principal activities of the company include Wholesale footwear (46420) and Retail sale of footwear in specialized stores.

1.2.5.1.5 MIP Trading 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Trading 1975 Limited was incorporated on June 5, 2024. The principal activity of the business is Retail sale of footwear in specialized stores.

1.2.5.1.6 MIP Stores 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Stores 1975 Limited was incorporated on June 26, 2024. The principal activity of the business is Retail sale of footwear in specialized stores.

1.2.5.1.7 Bonded Trading Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Bonded Trading Limited was incorporated on May 11, 2024. The principal activities of the company include wholesale footwear.

1.2.5.1.8 Brightlark Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Brightlark Limited was incorporated on July 4, 2016. The principal activities of the company include business and domestic software development.

2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies:

Revenue Recognition— We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. The revenue related to these performance obligations is recognized at a point in time.

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

We derive revenue from six primary sources: (1) International Termination Services, (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services, (6) Retail footwear in specialized stores, which further contains sub-streams of revenue: (i) Retail sale of footwear, (ii) Wholesale footwear, (iii) Sales on the QVC television and internet shopping channel, and (iv) Concessions located inside various departmental stores. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

The timing of transfer of control for each revenue stream is as follows:

1.	International termination service: Control is transferred when the call is completed and the customer receives and consumes benefits.
2.	Broadband service: Control is transferred when service is provided to the customer.
3.	Metro fiber solutions: Control is transferred when agreement is made and services is rendered.
4.	Capacity sales services: Control is transferred when service is provided.
5.	Technology services: control is transferred when the right to use the software, application etc. are granted to the customers.
6.

Retail Sale: Revenue from retail sales is recognized at the point of sale when the customer purchases merchandise in-store or online, as control transfers immediately upon delivery of the product to the customer.

7.	Wholesale: Revenue from wholesale customers is recognized when control of the goods transfers, which generally occurs upon shipment or delivery depending on the contractual shipping terms.
8.

QVC Television and Internet Sale: Revenue from QVC and similar channel partner arrangements is recognized when control of the product transfers to the end customer, which generally occurs upon shipment or delivery based on the underlying contractual terms. The Company acts as the principal in these arrangements as it controls the inventory prior to transfer to the customer.

9.

Concession Sales: Revenue from concession arrangements, where the Company sells products through department store locations, is recognized at the point of sale to the end customer as control transfers at that time. The Company acts as the principal in these arrangements as it controls the inventory prior to sale.

Amounts received in advance from customers are recognized as deferred income until the related goods are delivered.

For all revenue streams the Company is acting as a principle because it bears all risks and rewards for revenue recognition.

Related Party Transactions and Balances

Transactions with related parties are carried out at arm’s length and in the normal course of business. Balances with related parties are stated at cost and are settled in accordance with the agreed terms. Related party transactions and balances have been disclosed in Note 29 – Related Parties, below.

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

Direct Operating Costs — Direct operating costs of the Company consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunications Authority (PTA) fees, cable license fees, inventory consumed and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $3.73 million and $3.53 million of payroll costs for the three months ended March 31, 2026 and 2025, respectively, which includes payroll cost of 123 Investments Limited amounting to $0.98 million for the three months ended March 31, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, its comparable figures are not available.

Other Operating Costs —Other operating costs of the Company consists primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $1.47 million and $0.20 million of payroll costs for the three months ended March 31, 2026 and 2025, respectively, which includes payroll cost of 123 Investments Limited amounting to $1.27 million for the three months ended March 31, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, its comparable figures are not available.

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

Income Taxes— Income tax expense includes U.S., Pakistan, United Kingdom and other international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same period. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term.

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

Inventory

Inventory is stated at lower of cost and net realizable value. Cost is determined on weighted average basis. Net realizable value signifies the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale. If the net realizable value is lower than the carrying amount, a write-down is recognized for the amount by which the carrying amount exceeds its net realizable value. Provision is made in the financial statements for obsolete and slow-moving inventory based on management estimate.

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

Advances to employees and officers were $350,202 and advances to suppliers were $4,175,872 as of March 31, 2026.

Long term receivables and other assets — Receivables and other assets including deposits are provided to different parties and vendors which are recoverable either through a security deposit or a legally enforceable right.

These assets are carried at fair value on the statement of operations, initially being recognized at fair value and thereafter having transaction costs expensed in the statement of operations. The fair value is determined using inputs observable in the market, which are classified as level 2 in the fair value hierarchy. They are considered a non-recurring fair value measurement and are measured at fair value on a recurring basis. The fair value measurement considers market interest rates and the creditworthiness of the borrowers or other parties.

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

Advances expected to be collected within one year are classified as current assets; otherwise, they are classified as non-current assets. The Company evaluates advances to related parties for collectability in accordance with ASC 326.

An allowance for expected credit losses is recorded when necessary. Related party relationships and transactions are disclosed in accordance with ASC 850.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangible assets or property and equipment during the three months ended March 31, 2026.

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

The Company presents both basic and diluted EPS on the face of the income statement. The Company also provides a reconciliation of the numerator and denominator used in the EPS calculations in the footnotes to the financial statements, in case of any change occurred during the period.

Diluted EPS is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding, adjusted for the effects of all dilutive potential ordinary shares.

Foreign Currency Translation— The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR or Rs.) exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 279.55 as on March 31, 2026, whereas the US$/Pakistani Rupee (PKR or Rs.) average exchange rates used for the translation of PKR-denominated income and expenses are Rs. 279.88 as on March 31, 2026. The British Pounds Sterling (GBP)-denominated assets and liabilities have been translated into US Dollars using the closing exchange rates of USD 1.3202 as at March 31, 2025. Income and expenses denominated in GBP have been translated using the average exchange rates of USD 1.3487 for the period ended March 31, 2026.

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

The Company holds around 55% ownership of WTL. The remaining 45% ownership interest in WTL not held by the Company is presented as non-controlling interest within equity in the consolidated financial statements. Net income or loss of WTL is attributed to the Company and the non-controlling shareholders based on their respective ownership interests. Although WTL is consolidated as a variable interest entity (“VIE”), the determination and presentation of NCI are not affected by the application of the VIE model. Accordingly, NCI continues to be measured and presented based on the ownership interests held by the non-controlling shareholders in accordance with ASC 810-10-45.

The Company also holds 51% of 123 Investments Limited and 49% belongs to non-controlling interest. The control of 123 Investments Limited is through voting rights.

Variable Interest Entities

The Company evaluates its involvement with legal entities to determine whether such entities are variable interest entities in accordance with ASC 810-10-15 and 25. A legal entity is considered a VIE if, among other factors, (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest.

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

The Company evaluated its operations in accordance with ASC 280-10-50-1 through 50-9 and concluded that it operates as a single operating and reportable segment. Although the Company provides cable and broadband services in Pakistan through WTL consulting services in the United Arab Emirates through Ferret Consulting FZC (FZC) and retail footwear through 123 Investments Limited acquired on December 15, 2025 in the United Kingdom, the CODM reviews financial results and allocates resources solely on a consolidated basis, rather than by business line, legal entity, or geography.

Identification of Operating Segments

ASC 280-10-50-1 defines an operating segment as a component of an enterprise that:

(i)	engages in business activities from which it may earn revenues and incur expenses,
(ii)	has discrete financial information available, and
(iii)	is regularly reviewed by the CODM to allocate resources and assess performance.

•	The Company’s CODM is the Chief Executive Officer of GlobalTech Corporation.
•	The CODM receives and reviews only consolidated financial information, including the consolidated balance sheet, consolidated statements of operations and cash flows, and selected operational metrics.
•	The CODM does not receive or rely on separate profit-and-loss statements, balance sheets, or cash flow information for WTL, FZC, and 123 Investments Limited, or any geographic region.
•	Decisions regarding capital allocation, financing, personnel, and strategic initiatives are made at the consolidated GlobalTech level.

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
•

Subsidiary-level financial information prepared for statutory or regulatory purposes, including financial statements prepared by WTL for Pakistan Stock Exchange reporting and separate financial information of 123 Investments Limited, are not included in the CODM reporting package and is not used for performance evaluation or resource allocation.

WTL is a publicly-listed company on the Pakistan Stock Exchange and prepares separate statutory financial statements to comply with local regulatory and listing requirements. The CODM’s involvement with Pakistan Stock Exchange Limited (PSX)-related financial information is limited to governance and compliance oversight and does not constitute operating segment review as:

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

We have recently acquired 123 Investments Limited as of December 15, 2025 and it has been consolidated in these consolidated financial statements since the date of acquisition. The discrete information is not provided to the CODM as of the date of balance sheet date and until the issuance of these consolidated financial statements. Therefore, we do not consider it as a separate segment.

Based on the manner in which the CODM evaluates performance and allocates resources, the Company has concluded that it operates as a single operating segment and a single reportable segment under ASC 280.

The Chief Executive Officer of GlobalTech Corporation serves as the CODM. The CODM is not the CEO or management personnel of WTL, FZC or 123 Investments.

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

Purchase Consideration

The total consideration for the transaction amounted to $11.7 million, comprising a mix of equity issuance and contingent payments. The detail is given below.

Sr No	Particulars	Number of Shares	Rate per Share ($)	Total ($)

1	Common stock issued	750,000	2.00	1,500,000
2	Preferred stock issued	82,800	100	8,280,000
3	Contingent consideration – Series A preferred stock (subject to conditions)	9,200	100	920,000
4	Earnout consideration up to $1 million (based on EBITDA & net profit targets for financial year 2026)	-	-	1,000,000
	Total consideration (maximum potential)			11,700,000

•	Common Stock Issued
750,000 shares of the Company’s common stock valued at $2.00 per share, based on the closing market price of the common stock on the acquisition date, totaling $1,500,000.

•	Preferred Stock Issued
82,800 shares of preferred stock at a stated value of $100 per share, totaling $8,280,000.

•	Contingent Consideration

i.

Up to 9,200 shares of Series A Preferred Stock having a face value of $100 each, are issuable by the Company within seven days after the one-year anniversary of the December 15, 2025, closing of the transaction if, and only if, the shareholders have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement or the Shareholders Agreement dated November 24, 2025, entered into between GlobalTech Corporation, the stockholders of 123 Investments Limited and 123 Investments Limited (the “Shareholders Agreement”). This contingent consideration of $920,000 has been recorded as a liability.

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

The contingent consideration of $1.92 million has been recognized and remeasured as of March 31, 2026 and is included in the consolidated balance sheet in trade and other payables, the detail of which is provided in Note 13. 123 Investments Limited posted a loss of $2.48 million for the three months ended March 31, 2026, which is temporary and seasonal. Performance in the coming period is expected to improve as the Company moves through the year. Therefore, there is no change in the contingent consideration.

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

The Company has determined the fair value of its brand amounting to $23 million at the time of its acquisition in accordance with ASC 805. The acquired brand is being amortized on a straight-line basis over an estimated useful life of 5 years.

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

4. CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Cash at bank
Current accounts	$446,143	$511,511
Savings accounts	3,996	6,216
	450,139	517,727
Cash in hand	13,770	10,990
Pay orders in hand	107,313	-
	$571,222	$528,717

5. RESTRICTED CASH

	March 31,	December 31,
	2026	2025
	(Unaudited)
Deposit in escrow account	$2,542,957	$2,533,894
Margin and other deposits	211,712	187,136
	$2,754,669	$2,721,030

Deposits in escrow account: Represents balance in savings accounts accumulated in Escrow Account. The telecom operators challenged the legality of Access Promotion Contribution (APC) for Universal Service Fund (USF), as levied by Pakistan Telecommunication Authority (PTA) in 2009, and the dispute was finally decided by the honorable Supreme Court in December 2015. During pendency of the court proceedings, an International Clearing House (ICH) agreement was signed in 2012, whereby it was decided that regular contributions for APC, based on each operator’s share under the ICH agreement, shall be made by Long Distance and International (“LDI”) operators in an Escrow Account.

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,543 (2025: $71,289) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	March 31,	December 31,
	2026	2025
	(Unaudited)
Considered good – unsecured	$7,996,528	$8,283,057
Considered doubtful – unsecured	2,150,350	2,142,685
	10,146,878	10,425,742
Less: Provision for expected credit loss	(2,150,350)	(2,142,685)
	$7,996,528	$8,283,057

Provision for credit losses has been nil for the three months ended March 31, 2026. Accounts receivable relating to WorldCall Public of $4.39 million as of March 31, 2026 (December 31, 2025: $4.43 million) has been pledged as security.

7. ADVANCES

	March 31,	December 31,
	2026	2025
	(Unaudited)
Advances to employees against expenses	$350,202	$343,338
Advances to suppliers	4,175,872	3,989,420
	$4,526,074	$4,332,758

8. DUE FROM RELATED PARTIES

	March 31, 2026	December 31, 2025

Due from related parties	58,883	158,203

This represents the amount receivable from related parties, the detail of which is given in Note 29 – Related Parties, below.

9. PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
	2026	2025
	(Unaudited)
Operating fixed assets	$15,840,863	$16,052,708
Capital work-in-progress	21,782	21,703
	$15,862,645	$16,074,411
Operating fixed assets
Building on freehold land	$348,775	$347,532
Freehold land	188,195	187,525
Leasehold improvements	881,836	877,315
Plant and equipment	29,645,029	29,543,795
Office equipment	391,511	390,115
Vehicles	295,699	224,078
Computers	696,074	689,565
Furniture and fixtures	701,671	676,888
Laboratory and other equipment	76,853	76,580
	33,225,643	33,013,393
Less: Accumulated depreciation	(17,384,780)	(16,960,685)
	$15,840,863	$16,052,708

Depreciation on operating assets has been allocated to depreciation and amortization on the face of the statement of operations. The depreciation for the three months ended March 31, 2026 and 2025 was $0.42 million and $0.31 million, respectively.

Useful life of operating fixed assets ranges between 3 years to over 20 years. Details of all major additions and disposals have been provided in the following paragraphs and tables.

Assets	Useful lives in Years
Building	20
Leasehold improvements	5-10
Plant and equipment	3-20
Office equipment	10
Computers	3
Furniture and Fixture	10
Vehicles	5
Lab and other equipment	5

The useful life of the set-top boxes and cable modems is 5 years. The set-top boxes and cable modems are part of plant and equipment.

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

Details of additions made during the three months ended March 31, 2026 and 2025, are as follows:

	March 31,
	2026	2025
Leasehold improvements	$1,383	$-
Plant and equipment	-	9,376
Vehicle	79,183	-
Furniture and fixtures	22,362	1,579
Computers	4,042	6,993
	$106,970	$17,948

Details of disposals made during the three months ended March 31, 2026 and 2025, are as follows:

	March 31,
	2026	2025
Leasehold improvements	$-	$-
Plant and Equipment	$4,450	1,140
Vehicles	8,364	-
	$12,814	$1,140

10. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not have any finance leases.

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

Breakdown of operating lease expense:

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$148,837	$30,190
Short term lease cost	110,705	10,810
	$259,542	$41,000

	March 31,	December 31,
	2026	2025
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$1,397,282	$1,248,106

Current operating lease liabilities	650,736	518,885
Non-Current operating lease liabilities	979,894	977,792

	$1,630,630	$1,496,677

Operating leases
ROU Assets	1,248,106	451,111
Addition through acquisition of 123 Investment Limited	-	848,875
Lease termination		(30,400)
Asset lease expense	(122,500)	(18,580)
Foreign exchange gain/(loss)	271,676	(2,900)
ROU Assets – net	$1,397,282	$1,248,106

Weighted average remaining lease term (in years):
Operating leases	3.75	6.04
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	4.81%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166,531	$31,818

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

As of March 31, 2026, the detail of future lease liability is as follows:

Operating leases - Years Ending December 31,
2026 (nine months)	$537,754
2027	641,483
2028	332,811
2029	154,642
2030	170,104
Thereafter	28,786
Total lease payments	1,865,580
Less: imputed interest	(234,954)
Total lease obligations	1,630,626
Less: current obligations	(650,732)
Long-term lease obligations	$979,894

11. INTANGIBLE ASSETS – NET

	March 31,	December 31,
	2026	2025
	(Unaudited)
Licenses	$5,154,572	$5,136,199
Patents, Brand and Copyrights	23,617,507	23,617,400
IRU - media cost	18,701,034	18,322,838
Software	12,961,263	12,915,064
	60,434,376	59,991,502
Less: Accumulated amortization – net	(15,154,129)	(13,737,921)

	$45,280,247	$46,253,581

Useful life of intangible assets ranges from between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $1.37 million has been recognized, during the quarter ended March 31, 2026 and $0.18 million for the quarter ended March 31, 2025, in depreciation and amortization in the statement of operations.

As of March 31, 2026, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,

2026 (nine months)	$4,857,738
2027	7,417,108
2028	7,421,395
2029	7,421,395
2030	7,421,395
Thereafter	10,741,216
$45,280,247

Payment for Sports League management System represents the purchase consideration for the purchase of the Core Engine from Crickslab LLC F.Z.C in the form of 10,000,000 shares of common stock, valued at $1.00 per share, totaling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment of $2,463,921 for Digital Lending Platform represents payments made for development of software related to a digital lending platform. These platforms are under development by a third party. Development is expected to be completed in the third quarter of 2026, and after completion we will charge amortization.

During the period the Company acquired Indefeasible Right of Use (IRU) of $0.34 million from a third party in the area where the Company has no network.

12. ADVANCE TO A RELATED PARTY

	March 31, 2026	December 31, 2025

Advance to a related party	$3,481,536	$3,360,688
	$3,481,536	$3,360,688

The balance represents funds advanced to a director of 123 Investments Limited as consideration for the acquisition of his property. The property currently houses the registered office and principal place of business of 123 Investments Limited. The total consideration of the building is $3.96 million (£3 million).

13. TRADE AND OTHER PAYABLES

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Trade creditors	$12,533,348	$13,523,160
Contingent liability	1,920,000	1,920,000
Accrued and other liabilities	9,087,618	8,850,206
Payable to PTA against APC charges	6,320,866	6,298,335
Payable against long term investment	157,396	156,835
Contract liabilities	3,736,516	3,652,401
Withholding taxes payable	1,068,591	787,456
Sales tax payable	3,389,234	3,103,195
Security deposits	125,688	125,240
	$38,339,257	$38,416,828

Trade creditors include amounts payable to PTA totaling $2.79 and $2.26 million as of March 31, 2026 and December 31, 2025, respectively. Out of this amount $1.92 million (2025: $1.92 million) represents a payable regarding Annual Radio Spectrum Fees in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Contingent liability: It represents contingent consideration recognized on the acquisition of 123 Investments Limited and remeasured as of March 31, 2026.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	March 31,	December 31,
	2026	2025
	(Unaudited)
Term finance certificates	$4,152,073	$4,137,273
Mark-up payable on TFCs	2,370,205	2,361,757
Long term financing	2,019,839	1,878,093
Lease liabilities	650,736	518,885
	$9,192,853	$8,896,008

Details of the current portion of non-current liabilities are provided in their respective notes.

15. ACCRUED INTEREST

	March 31,	December 31,
	2026	2025
	(Unaudited)
Short term borrowings	$248,850	$217,554
Term finance certificates	3,967,999	3,827,304
Long term financing	-
	$4,216,849	$4,044,858

16. SHORT TERM BORROWINGS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Repurchase agreement borrowings	$804,865	801,996
Credit facility – Charles Street Finance	1,989,604	2,028,978
Credit facility – YouLend Limited	53,625	28,573
Treyed Stock Facility	719,191	-
Line of credit facility – others	89,502	89,502
	$3,656,787	$2,949,049

The shares of WTL amounting to $0.80 million, are pledged against a repurchase agreement, and the assets of 123 Investments Limited are pledged to secure a debt of $1.99 million.

Borrowings against repurchase agreement, obtained from a party amounting to $0.53 million and $0.27 million against 100 million and 50 million shares of Worldcall Telecom Limited, respectively (placed by Ferret Consulting F.Z.C), for the purpose of working capital requirements and/or to meet other business obligations. The facility is secured against 30 million and 15 million shares of Worldcall Telecom Limited, respectively, pledged with the parties and carries a mark-up (interest) of 28% (2025: 30%) per annum. The funds against borrowings under this agreement have been received by Ferret Consulting FZC.

Charles Street Finance Loan: 123 Investments Limited obtained a short-term loan under commercial lending terms. This loan bears interest at a rate of 5.3% per annum and has a contractual tenure of one year. The loan is secured by a first-ranking legal charge over all of the company’s assets and a personal guarantee from director Stephen Andrew Buck. The lender may demand immediate repayment upon default with interest continuing to accrue and enforcement costs added to the balance.

YouLend Limited Loan: MIP Stores 1975 Limited has obtained a short-term working capital loan from YouLend Limited, acting as agent for the underlying lenders. The facility provides an advance in the amount of $67,316, with a Fixed Fee of $7,721, resulting in a total Amount Due of $75,037. This loan is uncommitted, meaning YouLend is under no obligation to fund it until the advance is actually paid. The facility is to be repaid through a percentage (7.5%) of daily sales payments processed via the company’s payment processor (Dojo), with a minimum weekly repayment target of $3,148. The obligation is guaranteed by Stephen Buck, Benjamin Buck, and 123 Investments Limited, who provided joint and several guarantees for all of the borrower's obligations under the agreement. While the agreement does not specify a debenture, it includes key restrictive covenants, such as a prohibition on creating any security over sales payments, the settlement account, or rights against payment processors, effectively giving the lender a priority claim on this specific revenue stream.

Treyed Stock Facility: This represents a Stock Facility arrangement, whereby Treyed settles supplier invoices on behalf of the applicable company and extends a corresponding short-term loan, extended to Moda in Pelle (MIP) and 123 Retail. These facilities are typically structured with a tenor of up to 90 days under the Payables Loan Agreement.

Line of credit facility – others:

This represents various interest bearing and interest free loans from different parties.

	March 31,	December 31,
	2026	2025
	(Unaudited)
Loan from other parties	$89,502	$89,502

	$89,502	$89,502

Loan from other parties: This represents various interest bearing and interest free loans denominated in US dollars (US$) from different companies, as mentioned below.

	March 31,	December 31,
	2026	2025
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Opening balance	$4,152,073	$4,234,015
Repayments	-	(96,742)
	4,152,073	4,137,273
Current portion	(4,152,073)	(4,137,273)
	-	-
Add: Deferred interest	-
Exchange adjustment	-
Closing balance	$-	$-

Term finance certificates (TFCs) have a face value of $17.89 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2025: six month average KIBOR plus 1.0% per annum), payable quarterly. The markup rate charged during the period on the outstanding balance ranged from 12.07% to 12.46% (2025: 12.07% to 17.45%) per annum.

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

In accordance with the 3rd Supplemental Trust Deed executed during the year 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in markup of 0.60% i.e. revised markup of six months average KIBOR + 1%. The outstanding markup payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and was to be paid from March 20, 2021 in quarterly instalments. 50% of the markup accrued for the period between December 20, 2018 to December 20, 2020 was to be paid on regular quarterly basis commencing from March 20, 2019 and the remaining 50% was to be deferred and paid from March 20, 2021. Markup deferred has been measured at present value. Under the revised term sheet, these TFCs are due to mature on September 20, 2026.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million of WorldCall Telecom’s shares owned by WorldCall Services (Private) Limited are pledged for investors which will be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly instalments from June 2019 to March 2026 amounting to $4.20 million against principal and $4.75 million against accrued mark-up (interest). In case of failure to make payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

Due to non-payment of the outstanding instalments under the TFC, the Trustee invoked the Letter of Pledge in 2021 and exercised its right to call 128.2 million pledged shares from the pledged shares. Out of these pledged shares, 63.98 million shares were disposed of during 2021 and 2022, generating proceeds of $0.58 million. The proceeds after deduction of applicable charges were appropriated towards settlement of $0.36 million against the outstanding principal and $0.22 million against accrued markup during the applicable period. Subsequently, in October 2025, Pak Oman Investment Company Limited, acting as the Security agent, further disposed of approximately 22.6 million shares out of the 128.2 million shares called in 2021, generating proceeds of approximately 0.18 million. The proceeds after deduction of applicable charges were appropriated during the year towards settlement of $0.09 million against the outstanding principal and $0.08 million against accrued markup.

These TFCs are secured against first pari passu charge over WorldCall’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

18. LONG TERM FINANCING – SECURED

	March 31,	December 31,
	2026	2025
	(Unaudited)
Bank Islami Limited	$85,960	$99,009
Askari Bank Limited	399,381	524,620
	$485,341	$623,629

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. Principal is repayable in 29 instalments started from February 2022 until May 2024. Markup to be accrued and will be serviced in 24 monthly instalments, starting from June 1, 2024. Effective markup rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The markup charged during the period on the outstanding balance at 11.03% to 11.87% (2025: 17%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $3.15 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.11 million and along with a Mortgage over WorldCall’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

Subsequently in June 2023, the Bank Islami approved the Company's restructuring request as a result of which overall repayment tenure was extended by 1 year and 6 months i.e. principal repayment will end in November 2025 instead of May 2024 and Markup (interest) repayment will end in November 2027 instead of May 2026. In the same year, period for repayment of principal to the tune of $0.01 million and deferred markup was further extended until November 1, 2027.

Askari Bank Limited: This represents the balance transferred as a result of a settlement agreement from short term running finance (RF) facility to Term Loan Facility as of November 2022. Principal will be repaid in 48 instalments starting from November 2022 until October 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly instalments, starting from November 2024. Effective markup rate applicable will be 1 Month KIBOR (1MK - 2% (Floor 10%)). The markup is charged during the period on the outstanding balance at 10% (2025: 10% to 11.35%). The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land, building and licenses) of the Company with a margin of 25%, collection account with Askari Bank Limited (AKBL) for routing of LDI receivables along with an additional mortgage on properties situated in Sindh, Pakistan.

Subsequently in April 2024, the Bank approved WorldCall’s request for restructuring of instalments as a result of which total repayment tenure of the facility remains unchanged. Principal settlement tenure extended by 1 Year until October 2027. Further, markup (interest) will be paid in the last 2 years (24 instalments) starting from November 2025 and ending in October 2027. WorldCall is in negotiations with the Bank for restructuring.

19. CONVERTIBLE LOAN

On September 2, 2025, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of $1,400,000 of Convertible Promissory Notes from the Company (the “Convertible Notes”).

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
2.	The Company’s common stock, although quoted on the OTC Markets, was not readily convertible to cash as of March 31, 2026, consistent with ASC 815-10-15-99; and
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

The total outstanding balance of Convertible Promissory Notes as at March 31, 2026 and December 31, 2025, was $1,625,000.

20. LICENSE FEE PAYABLE

	March 31,	December 31,
	2026	2025
	(Unaudited)
License fee payable	$162,808	$162,228
	$162,808	$162,228

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

21. DUE TO RELATED PARTIES

	March 31, 2026	December 31, 2025
Due to related parties	$2,355,964	$2,243,820

This represents an interest free loan from a subsidiary’s director to FZC and WorldCALL Private and family members of Stephen Andrew Buck, a director of 123 Investments Limited and payable at the discretion of both companies. The loan is interest free and detail is given in Note No. 29.

22. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million as of March 31, 2026 and December 31, 2025, respectively, with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million as of March 31, 2026, in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.19 million as of March 31, 2026 and December 31, 2025 on account of differences in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

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

During the International Clearing House (ICH) regime, PTA accumulated and charged excess APC for USF contributions amounting to $1,899,923 from WTL (for the period from October 26, 2012 to February 21, 2023) and $1,011,603 (from February 7, 2014 to February 24, 2015), in contravention of the prescribed Access Promotion Contribution (APC) and Accounting Settlement Rate (ASR). WTL has assailed this act of PTA before the Islamabad High Court to seek direction of the court for the return or adjustment of aforementioned amounts.

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to $6.29 million along with default surcharge thereon amounting to $5.90 million as of July 31, 2016 via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine up to $1.25 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016 wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine. The Court had remanded the matter to the PTA for further decision, which PTA again decided against the Company. The Group appealed the PTA determination before the Singh High Court, wherein the Court has restrained PTA from taking any coercive measures against the Company for recovery of impugned dues. The matter is still pending adjudication. Moreover, PTA has linked the renewal of LDI license with payment of the aforementioned impugned dues, against which the Company has filed another petition before the High Court of Sindh, whereby the Honorable Court has restrained the PTA from interrupting or suspending the Company's operation. This matter is also pending adjudication before the Court.

PTA has raised a demand amounting to $0.11 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012 before the Islamabad High Court which has allowed appeal of the Group. PTA filed an appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

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

PTA has raised demand amounting to $0.06 million on account of Base Transceiver Station (BTS) registration and microwave charges for the years from 2007 until 2014. The Group challenged this amount in November 2019 before Lahore High Court which was pending adjudication. The grounds of these appeals were that these charges are ultra vires to the act and license. Therefore, PTA had ordered for further proceeding and the appeal was withdrawn accordingly.

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

PTA has withdrawn the frequencies 3.5 Ghz, 479 Mhz, 450 Mhz and 1900 Mhz. As per management the Initial Spectrum Fee (ISF) for 3.5 Ghz and 479 Mhz is already fully paid until 2024. The outstanding liability for 1900 Mhz is reduced to zero on the basis that 1900 Mhz frequency has been fully paid for until 2015 (actual withdrawal year), Similarly, liability for the 450Mhz frequency spectrum was reduced on a pro rata basis after withdrawal. Corresponding assets have also been retired.

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

PTA has demanded amounts of annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS) through various demand notices. PTA has filed recovery proceedings against the Group before the District Collector / Deputy Commissioner, Lahore for an amount of $0.22 million on February 7, 2020, due to non-payment of an annual license fee (ALF) relating to Non-Voice Communication Network Services (NVCNS). This includes the principal portion of $0.11 million already recognized in the financial statements and late payment charges amounting to $0.11 million. The Group has not received any notice from the Revenue department. The Group’s management feels that there are strong grounds to defend the Group’s stance and that the late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

PTA had demanded an amount of $1.25 million in respect of fines and a loss of $1.90 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group; however, PTA appealed the matter before the honorable Supreme Court of Pakistan. The honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

PTA has issued show cause notice to the Group with the direction to pay annual regulatory dues for the years ended 2011, 2012, 2013 and 2014, the cumulative amount of $0.43 million along with late payment charges. The Group has filed the appeals against said notices with PTA which were dismissed on December 4, 2020. The Group therefore filled the appeal in Sindh High Court on December 31, 2020 to set aside the order passed by PTA. The Court directed PTA not to take any coercive action against the Group. Management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

Additionally, PTA has determined an amount of $0.90 million against the Group on account of annual regulatory dues for the years ended 2018, 2020, 2021, 2022, 2023, 2024 and late payment fee for the year ended 2008-09. The Group has appealed the PTA determinations before the High Courts. The Honorable court while admitting the petitions for regular hearings, restrained the PTA from taking coercive measures against the company for recovery of the impugned dues.

In another matter related to renewal of FLL Licenses for the Karachi and Lahore regions, PTA determined that the FLL licenses of the Group were renewed subject to payment of the outstanding dues of $14.61 million as ARDs and USD $21.6 million on account of an annual spectrum fee payable under WLL license. Being aggrieved by this order, the Group has filed a petition before the Islamabad High Court, whereby the Honorable Court has restrained the PTA from taking any coercive measures against the Group and suspended operations of the impugned order.

PTA determined the demand amounting to $0.80 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010 against the PTA's determination. LHC granted stay against the recovery subject to payment of $0.14 million which was paid by the Group. The Group’s management feels that there are strong grounds to defend the Group’s position and expects the ultimate decision to be in the Group’s favor, although the ultimate outcome is uncertain. The Court has referred the matter to the matter to the Telecommunication Appellate Tribunal to decide the matter after hearing the parties.

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

Taxation issues in Pakistan

Through an amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of $2.78 million. The Group’s appeal filed on September 18, 2007 was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order dated June 29, 2019 under section 122(1)/122(5) of the Ordinance creating a demand of $0.74 million. Against the said impugned order, appeal has been filed before CIR(A) on August 6, 2019 by legal counsel of the Group. The first appellate authority decided major issues via order dated December 31, 2021 in the Group’s favor and certain issues were remanded back to the department for adjudication afresh. The department initiated and finalized the reassessment proceedings via order dated January 31, 2023 based on relief allowed by first appellate authority. Due to reassessment proceedings, an amount of $0.09 million was refundable. Department (Federal Borad of Revenue) has filed an appeal before ATIR against the order.

A demand of Rs. $3.77 million (including default surcharge of $1.16 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to $3.40 million (including default surcharge of $1.10 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015 which has been decided by the ATIR via an order dated July 28, 2025, in favor of the Company.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of $0.17 million and curtailment of losses by $20.96 million. The said demand was curtailed to $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 30, 2018 by legal counsel of the Group. First appellate authority decided the case in favor of the Group via an order dated December 31, 2021 by annulling the impugned order and remanded the case back for adjudication afresh.

The CIR has raised demand against the Group for super tax for the tax year 2018 amounting to $0.16 million. The chargeability has been challenged by the Group through a writ petition in LHC filed on May 16, 2019. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

A sales tax demand of $0.60 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006, filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, the principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further appealed the issue on November 10, 2009 before Lahore High Court (LHC) where the litigation is presently pending. While recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by the honorable Court enjoins the Department from enforcing any further recovery. Since management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017 and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

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

On December 13, 2023, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $7.66 million for the periods from January 2018 to December 2020. The Group challenged imposition of sales tax on LDI and other services on the first appellate authority in 2024 and CIR(A) decided the case via order dated March 4, 2025 in favor of the department. Management has contested this order before Appellate Tribunal of Punjab Revenue Authority (PRA) on April 4, 2025 for a favorable outcome. The case has been decided by the Appellate Tribunal of PRA via order dated September 9, 2025 in favor of the Group, which set aside the impugned order and remanded back for adjudication afresh.

Through amendment orders passed under section 122(5A) of the Ordinance, department disallowed the adjustment of tax deducted u/s 148 of the Ordinance for the tax years 2011, 2012, 2014 and 2015. The Group’s appeals filed on August 2, 2017 were decided by the first appellate authority through a consolidated order dated October 2, 2017 in favor of the Group while the department challenged the order passed by the CIR(A) before the ATIR. The appeals have been decided by the ATIR via a consolidated order dated April 25, 2024 in favor of the Group and the Appellate Tribunal Inland Revenue (ATIR) dismissed the departmental appeals. The department has filed reference/petition in the Lahore Hight Court against the order.

On August 31, 2023, Sindh Revenue Board (SRB) issued show cause notice allegedly demanding $2.35 million for the periods from August 2015 to December 2016. The Group challenged imposition of sales tax on LDI and other services on the first appellate authority and filed appeal on April 11, 2025 before Commissioner Appeals (SRB) for favorable outcome. Management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Appellate Authoeity. In view of the above, provision for sales tax aggregating $2.35 million has not been made in these financial statements.

Through assessment orders passed under section 161/205 of the Ordinance for the tax year 2004 & 2005, the demand of $0.65 million was created. The management challenged the orders before the first appellate authority while the first appellate authority decided the case via order dated January 28, 2008 in favor of the department. The Group challenged the orders before the ATIR, while the appeals have been decided by the ATIR via consolidated order dated May 23, 2008 in favor of the Group and cancelled the assessment order. The department challenged the orders before honorable Lahore High Court Lahore and the High Court decided the case via judgement dated September 27, 2015 in favor of the Group. The department challenged the orders before the honorable Supreme Court of Pakistan and the matter has been remanded back to the Lahore High Court Lahore via order dated February 10, 2023 for adjudication afresh. In the second round, the case has been decided by the honorable Lahore High Court Lahore via judgment dated November 4, 2024 in favor of the department. The management contested this judgment before honorable Supreme Court of Pakistan for favorable outcome while the case has been decided by the honorable Supreme Court of Pakistan via judgment dated November 11, 2025 in favor of the Group.

An assessment order dated June 14, 2016 was passed under section 11 of the Sales Tax Act 1990, raising a total sales tax demand of $0.08 million along with penalty of $0.004 million, which was resultantly assailed before the first appellate authority (CIR(A). The matter was remanded back by CIR(A) to the assessing officer via order dated September 16, 2016. The department being aggrieved of the remand order filed an appeal before the ATIR and the ATIR without providing any hearing opportunity to the taxpayer, remanded the matter back to the CIR(A) via order dated July 6, 2023. The order of ATIR was challenged before the Lahore High Court Lahore on the basis that the taxpayer has been condemned unheard, however, the reference was dismissed by Lahore High Court via judgment dated November 27, 2023. The Group has further assailed the judgment of the Lahore High Court in the Supreme Court of Pakistan. The leave was refused by the Supreme Court of Pakistan via judgment dated February 19, 2025. Now the case after being remanded back to the CIR(A) is in the field and the matter is pending adjudication before the CIR(A).

Other matters

One of the Group’s suppliers has filed a suit for recovery on July 12, 2018 before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the supplier. The principal claim is $0.06 million however the claim is inflated to $0.82 million on what the Group believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is unlikely that any claim of said supplier will materialize.

One of the Group’s suppliers has filed a petition on November 21, 2014 before LHC. The vendor has a claim of $0.77 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Company has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during the year 2015 claiming $1.12 million under the same contract against which the supplier has claimed its dues. The Group had to deposit an amount of $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. The matter stands adjourned sine die. Management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s suppliers and its allied international identities (referred to as suppliers) filed a winding up petition dated October 16, 2017 before LHC and made a claim of $0.23 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and Rs. 68.08 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. The suppliers have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Islamabad High Court has also dismissed the supplier's appeal, thereafter supplier has now filed its claim in the civil court at Lahore and the matter is pending adjudication. The Group has already filed suit for recovery of USD 93.3 million against this supplier for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.35 million for causing damage to the Group for filing a frivolous winding up petition. Management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group is in the process of compliance with Regulation 11 of the Companies (Further Issue of Shares) Regulations 2020 and section 83 of Companies Act 2017. The Group may be liable to pay penalties for delayed compliance. However, the management is of the view that it is unlikely that any claim will materialize against the Group.

A total of cases 31 (2024:30) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to $0.54 million (2024: $0.4 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management is of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out of the settlement is not likely to be material.

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

The Group has filed an appeal before the High Court challenging the Ex-Partee Enforcement Order dated August 19, 2024, issued by the PTA. Under the Impugned Order, PTA has directed the Group to make a payment of $0.17 million within three days of receipt. The High Court, through its interim order dated September 11, 2024, has directed PTA not to take any coercive action against the Group. The case remains at the hearing stage. Based on management’s assessment, the Company believes that the demand is subject to uncertainty. Accordingly, no provision has been recognized in the financial statements.

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

23. RECLASSIFICATION OF COMPARATIVE FIGURES

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, or total liabilities.

The comparative of consolidated statements of operations, cashflows and change in equity do not include 123 Investments Limited’s activities as that period was before the acquisition of 123 Investments Limited and therefore, comparatives may not be comparable.

24. NET REVENUE

	March 31,
	2026	2025
Telecom services	$3,916,139	$3,648,741
Broadband services	554,261	338,253
Technology Services	736,021	353,529
Retail and footwear	6,298,862	-
Other Services	2,287	15,956
Gross Revenue	11,507,570	4,356,480
Less: Discounts	(17,121)	(207)
Less: Sales tax	(1,065,440)	(14,553)
	$10,425,009	$4,341,720

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Telecom Services:
International termination services	$3,916,139	$3,648,741
	$3,916,139	$3,648,741
Broadband Services:
Cable TV and internet services	445,044	230,959
Metro fiber solutions	79,615	78,551
Capacity sale services	29,602	28,743
	$554,261	338,253
Technology Services	$736,021	$353,529
Retail footwear	$6,298,862	$-

The product wise breakup of retail footwear revenue is given below:

	March 31,
	2026	2025
Revenue source

Retail sale of footwear	$774,094	$-
Wholesale footwear	722,350	-
Sales on QVC television & internet shopping channel	2,219,351	-
Concession sale	2,583,067	-
	$6,298,862	$-

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

The details for revenues for the three months ended March 31, 2026 and 2025, are as follows:

Geographic Area	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
United States	$-	$-
United Arab Emirates	$-	$-
Pakistan	$5,192,710	$4,341,720
United Kingdom*	$5,232,299	-
Total	$10,425,009	$4,341,720

* All revenue is generated in the United Kingdom.

Long-lived assets of the Company as of March 31, 2026 and December 31, 2025, were:

Geographic Area	March 31, 2026	December 31, 2025
United States	$11,150,688	$10,000,688
United Arab Emirates	$5,779,857	$5,751,136
Pakistan	$26,091,227	$25,942,902
United Kingdom*	$27,651,106	29,160,156
Total	$70,672,878	$70,854,881

 * All long-lived assets are located in the United Kingdom.

25. DIRECT OPERATING COSTS

	Three Months Ended March 31,
	2026	2025
Interconnect, settlement and other charges	$3,733,378	$3,530,858
Salaries, wages and benefits	1,086,499	116,740
Bandwidth and other PTCL charges	57,445	37,853
Power consumption and rent	22,359	42,302
Network maintenance and insurance	24,632	34,353
PTA fees	15,699	2,918
Cable license fee	15,585	14,798
Inventory consumed	2,106,274	14
Shared service cost	367,078	49,873
Fees and subscriptions	40,296	18,770
Content cost	822	807
Security services	1,172	1,257
Others	35,629	81,155
	$7,506,868	$3,931,698

26. OTHER OPERATING COSTS

	March 31,
	2026	2025
Salaries, wages and benefits	$1,474,180	$196,195
Fees and subscriptions	17,270	8,044
Website Cost	599,846	-
Legal and professional	1,135,028	232,992
Rent, rates and taxes	114,553	10,810
Travelling and conveyance	121,534	56,890
Transportation	405,930	21,519
Utilities	55,094	13,802
Communications	19,820	1,407
Repairs and maintenance	30,976	4,896
Security services	4,016	4,349
Insurance	71,179	1,618
Business promotion and entertainment	83,895	22,361
Printing and stationery	6,404	2,282
Directors' meeting/remuneration expense	19,136	20,420
Miscellaneous	72,771	44,160
	$4,231,632	$641,745

27. FINANCE COST

	Three Months Ended March 31,
	2026	2025
Unwinding of discount on liabilities	$8,039	-
Interest on term finance certificates	126,856	176,350
Interest on long term loan	143,663	143,481
Interest on short term borrowings	345,526	-
Finance charges on lease liabilities	18,719	20,523
Trade facility charges	64,381
Bank charges and commission	94,054	6,383
	$801,238	$346,737

28. TAXATION

The provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
Current provision	2026	2025

For the period	$64,574	$53,733
Prior periods	-	-
Total current provision	64,574	53,733
Deferred provision	-	-
Total provision	$64,574	$53,733

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

	Three Months Ended March 31,
	2026	2025
Current provision
Federal	$-	$-
State	-	-
Foreign	64,574	53,733
Total current provision	64,574	53,733
Deferred	-	-
State	-	-
Foreign	$-	$-
Total provision	64,574	53,733

The provision for current taxation represents minimum / final tax under the provisions of the Income Tax Ordinance, 2001 (ITO), as applicable in Pakistan.

Since the Company does not have taxable income and accounting income for the three month periods ended March 31, 2026 and 2025, therefore minimum tax on turnover has been levied under the Income Tax Ordinance, 2001, as applicable in Pakistan and details are shown below.

The effective tax rate is calculated as under:

	2026	2025
Federal statutory rate	$21.0%	$21.0%
Foreign earnings taxed at lower rates	(11.0)%	(11.0)%
Effective tax rate	10.0%	10.0%

The Company recorded a consolidated pre-tax loss for the period. The effective tax rate differs from the U.S. statutory rate primarily due to the establishment of a valuation allowance against deferred tax assets.

The components of the Company’s deferred income taxes as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Asset for deferred taxation comprising temporary differences related to:	Unaudited

Unused tax losses	$14,372,402	$14,321,173
Provision for credit losses of receivables	3,216,359	3,204,894
Post employment benefits	205,001	204,270
Provision for stores and spares & stock-in-trade	4,196	4,181
Provision for credit losses of advances and other receivables	281,441	280,438
Valuation allowance	(3,139,611)	(3,128,420)
	14,939,788	14,886,536
Liability for deferred taxation comprising temporary differences on other liabilities
Property, plant and equipment	(2,925,984)	(2,915,557)
Right of use assets	(3,177,705)	(3,371,031)
Intangible assets	(5,794,128)	(5,773,475)
Leasehold improvements	(185,384)	(184,723)
	(12,317,349)	(12,244,786)
Deferred tax asset	$2,622,439	$2,641,750

Deferred tax asset on tax losses available for carry forward has been recognized to the extent that the realization of related tax benefit is probable from reversal of existing taxable temporary differences and future taxable profit. These unused tax losses mainly represent allowable depreciation expenses for an indefinite period. However, there are no such tax benefits which remain unrecognized into the financial statements and tax related contingencies have been adequately disclosed in Note 22 – Contingencies and Commitments of these financial statements. Management’s assertions of future taxable profits are primarily supported by projections in the Company’s business plan, which focuses on the expansion and execution of Fiber-to-the-Home (FTTH) services and other IT-based solutions. The Company believes that these initiatives are expected to generate sufficient taxable income in the foreseeable future, thereby enabling the Company to utilize the carried-forward tax losses.

A significant portion of the deferred tax asset is attributable to unabsorbed depreciation, which continues to be available for set-off against future taxable income under the Income Tax Ordinance, 2001 (as applicable in Pakistan). In accordance with this ordinance, such unabsorbed depreciation can be carried forward indefinitely until it is fully utilized.

Management has evaluated the realizability of the Company’s deferred tax assets, and considered the guidance in ASC 740-10-30-21 through 30-23, which requires that significant weight be given to objectively verifiable negative evidence such as cumulative losses in recent years. The Company recognizes that it has experienced cumulative pre-tax losses over the three-year period ended December 31, 2025 and quarter ended March 31, 2026, which represent significant negative evidence in evaluating the realizability of deferred tax assets.

In evaluating whether sufficient objectively verifiable positive evidence exists to support the realization of its deferred tax assets, the Company determined that the most significant source of positive evidence relates to the nature of the underlying temporary differences giving rise to the deferred tax assets and the existence of taxable temporary differences that are expected to reverse in future periods to the extent the Company generates net income.

The following represent the key sources of positive evidence:

1) Strong and consistent revenue growth

WTL has experienced significant growth in revenue on both a year-over-year and period-over-period basis. This upward trajectory provides further support for the recoverability of deferred tax assets.

	March 31,	December 31,	December 31,
	2026	2025	2024
	———USD———
Revenue	10,425,009	21,282,117	18,255,248

3) Expansion into new revenue streams

Additional positive evidence is provided by the Company’s expansion into technology services, which represents a new and growing revenue stream. Revenue from this segment is approximately $0.74 million for the three months ending March 31, 2026, compared to $0.35 million in the corresponding period, whereas it technology revenue stood at $2.5 million for the year ending December 31, 2025, compared to $1.1 million in the prior year, reflecting an increase of approximately 108% in the current quarter March 31, 2026 and 126% in December 31, 2025. This growth further supports the Company’s expectation of improved future taxable income.

4) Lauch of new IT products

The Company plans to launch new IT products in the second quarter of 2026. These initiatives are expected to further enhance the Company’s revenue streams and improve future taxable income, thereby providing additional support for the recoverability of deferred tax assets.

As of March 31, 2026, the Company reported deferred tax liabilities of approximately $12.32 million. These temporary differences are expected to reverse in future periods to the extent the Company generates net income and represent a source of future taxable income that can be used to realize a portion of the deferred tax assets in accordance with ASC 740-10-30-18.

In addition, a significant portion of the Company’s deferred tax assets relate to unabsorbed depreciation and other tax attributes that are not subject to expiration under Pakistan’s Income Tax Ordinance, 2001. These attributes may be carried forward indefinitely and utilized against future taxable income, which provides additional support for the realizability of the related deferred tax assets.

The Company has also evaluated the expiration profile of its tax loss of $14.32 million ($12.80 million depreciation and $1.52 million business losses) carry forwards and has reduced deferred tax assets for tax attributes that have expired or for which realization is not supported by objectively verifiable evidence. As of March 31, 2026, being prudent, the Company has recorded a valuation allowance of approximately $3.14 million, representing approximately 22% of unused tax losses, to reflect uncertainty associated with certain tax attributes. The allowance includes $1.52 million (100%) business loss and $1.6 million of unabsorbed depreciation.

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

The deferred tax asset has been reduced by the $5.76 million deferred tax liability, which is related to 123 Investments Limited.

During the three months ended March 31, 2026, the Company reported a net loss primarily attributable to the performance of its investee, 123 Investments Limited. Management has evaluated this loss and believes it to be temporary in nature and not indicative of the Company’s long-term operating performance.

In assessing the realizability of its deferred tax assets in accordance with GAAP, the Company has considered both positive and negative evidence, including the recent quarterly loss, which represents negative evidence.

Management believes that the negative evidence arising from the current quarter is outweighed by positive evidence, including expected improvements in operating performance, anticipated net income for the remainder of the year, and strategic initiatives undertaken by the Company. Based on these factors, management expects the Company to generate sufficient taxable income during the year ending December 31, 2026 to realize its deferred tax assets.

Accordingly, management has concluded that it is more likely than not that the deferred tax assets will be realized and, therefore, no valuation allowance has been recorded as of March 31, 2026.

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

		March 31,
		2026	2025
Transactions during the period
Worldcall Cable (Private) Limited	Interest charged	$236	$282
Worldcall Ride Hail (Private) Limited	Interest charged	$4	-
Babar Ali Syed	Funds repaid	(72,008)	(161,435)
Ben Buck	Loan	(63,990)	-
C Buck	Loan	250,977	-
D Buck	Loan	(2,833)	-
Key management personnel	Advances against expenses disbursed (adjusted) - net	$(1,633)	$18,690

		March 31, 2026	December 31, 2025

Advance to a related party (Non-current assets)
Stephen Andrew Buck	Advance against purchase of property	$3,481,536	$3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited		$14,645	$14,358
Worldcall Ride Hail (Private) Limited		114	$110
Footwear Software Limited		44,123	142,296
MIP Distribution Limited		-	1,439
Total		$58,882	158,203

Due to related parties (current liabilities)
Key management personnel		$345,959	$347,416

Due to related parties (non-current liabilities)
Babar Ali Syed	Payable	$195,245	$267,253
Ben Buck	Payable	435,975	499,965
C Buck	Payable	924,137	673,160
D Buck	Payable	800,607	803,442
Total		$2,355,964	$2,243,820

As on March 31, 2026 and December 31, 2025, the outstanding balance from key management personnel was approximately $345,959 and $347,416, respectively against miscellaneous expenses including salaries and other employee benefits.

The Company’s subsidiaries owe an approximately $2.36 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of March 31, 2026, which does not accrue interest and is payable upon demand.

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
•

Carrying amounts: As of March 31, 2026, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $51.23 million and $53.24 million, respectively.

Management will continue to monitor WTL’s financial condition, liquidity requirements, and regulatory environment. Any material changes in WTL’s ability to continue as a going concern or transfer funds to the Company will be disclosed in future filings.

123 Investments Limited incurred a loss of USD 2.48 million for the three months ended March 31, 2026. However, such loss is temporary and seasonal in nature. The Company expects its operating performance to improve in the forthcoming periods as business activity progresses during the year.

Accordingly, management does not believe that the current period loss gives rise to any going concern uncertainty in relation to 123 Investments Limited.

31. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

		March 31, 2026	March 31, 2025
Basic loss per share:
Loss after taxation attributable to parent	(a)	$(2,120,166)	$(621,113)

Weighted average number of common shares	(b)	150,829,613	139,933,391

Basic loss earnings per share	(a/b)	(0.014)	(0.004)

Diluted loss per share:

Loss after taxation attributable to parent	(a)	$(2,120,166)	(621,113)

Weighted average number of common shares		150,829,613	139,933,391
Assumed conversion of preference shares		4,140,000	-
Assumed conversion of convertible loan		812,500	-
Weighted average number of common shares for diluted loss per share	(b)	155,782,113	139,933,391

Diluted loss per common share	(a/b)	(0.014)	(0.004)

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

32. PREFERRED STOCK

Preferred stock, $0.0001 par value –50,000,000 shares authorized and 92,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) designated at March 31, 2026 with 82,800 shares issued.

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

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

33. NON-CONTROLLING INTEREST (NCI)

	March 31, 2026	March 31, 2025
Breakup of non-controlling interest (NCI)
NCI of WorldCall Public and Others	$(695,564)	$(504,091)
NCI of 123 Investments Limited	(1,213,596)	-

34. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, each having a par value of $0.0001 per share. As of the beginning of the period, the Company had 150,719,091 issued and outstanding shares of common stock, with an aggregate par value of $15,072. During the period, the Company issued 352,000 additional shares of common stock at an issuance price of $2.00 per share, valued at $704,000.

In accordance with GAAP, the proceeds from the issuance have been allocated between common stock and additional paid-in capital based on the stated par value. Accordingly, $35.20 (352,000 shares × $0.0001 par value) has been credited to common stock, while the remaining $703,964.80 has been credited to additional paid-in capital.

As of the end of the period, the Company had 151,071,091 issued and outstanding shares of common stock, with an aggregate value of $15,107. All issued shares are fully paid and non-assessable and rank pari passu with the existing common stock. The issuance was completed pursuant to the requisite corporate approvals. No material share issuance costs were incurred in connection with this transaction.

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

This management’s discussion and analysis provide a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section discusses the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025.

Management’s discussion and analysis included in this section reflects management’s views on the business operations. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2026 and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2026, above.

In addition, unless the context otherwise requires and for the purposes of this Report only:

“123 Investments” or “Moda in Pelle” means 123 Investments Limited, a corporation formed under the laws of England and Wales, which we own 51% of;
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

Telecom, Broadband and Cable TV Operations

Long Distance and International Operations

The Company maintains a robust infrastructure and international interconnect portfolio for its international traffic operations. The operations target voice traffic coming to Pakistan principally originating from the overseas Pakistani population calling home and not any significant business/corporate originations. Traditional traffic origination points are Middle Eastern countries, the United Kingdom, and North America. Termination of voice traffic is highly regulated in Pakistan and the Company has been in operation since 2004 in this segment of operations.

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $1.38 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased as of March 31, 2026 compared to March 31, 2025 through our offering of more affordable broadband only service on FTTH and additional broadband and cable revenues of $0.26 million were recorded during the quarter ended March 31, 2026, compared to the prior year’s period. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue. Additionally, the decrease in Cable TV customers is mostly on account of disengagement and conversion of Cable TV connectivity to broadband reseller bandwidth offered to the same customers. There was minimal to no impact on the service revenue from this transition.

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $0.01 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in US market.

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

Compliance Assurance and Risk Mitigation

Under the auspices of the Company’s AI & Big Data Center of Excellence (CoE) initiative, the Company has worked to strengthen the collaborative development of products that make use of the latest technology stacks targeting compliance delivery and risk mitigation for various applications in law enforcement and the financial sector. Three products have been curated for global operations These are cocreation initiatives where Go-to-Market and sales in respective territories are the responsibility of the Company.

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

ERP with e-commerce integration

Our Thrivo. AI platform is being developed by the Company to integrate retail centric ERP with AI enabled e-commerce offerings. We believe that current e-commerce offerings provide limited data insight to business owners related to actual decision matrices that can translate into sales on their storefront. The Company is developing an e-commerce platform offering that would capture additional data points related to sales maturity and deliver actionable insight to business owners for improved sales conversion. AI tools are being used for creating the data-management solution and BI dashboard development. We believe that it offers unique competitive advantages for small to midsized retail operations that require additional actionable insights in the changing landscape of business operations. Thrivo.AI directly contributes towards enhanced efficiency, agility and business resilience of its clients. Thrivo.AI is being packaged in a modular architecture to ensure a smooth on-boarding of clients in least cumbersome manner with additional cost efficiency as it delivers all-in-one integration. It is targeted to replace disparate offerings that functionally deliver ERP, retail management and e-commerce in standalone architecture.

Retail footwear

123 Investments Limited is engaged in the women footwear business through retail and e-commerce operations. It posted a loss of $2.48 million for the three months ended March 31, 2026, which is temporary and seasonal. Performance in the coming period is expected to improve as the Company moves through the year.

Results of Operations

The comparative figures of statement of operations do not include 123 Investments Limited activities as that period was before the control acquired and therefore, comparatives may not be comparable.

Net Revenue: Revenue is derived from telecom services broadband services, technology services and retail footwear.

Total net revenue was $10.4 million for the three months ended March 31, 2026, compared to $4.3 million for the three months ended March 31, 2025, as discussed in further detail below.

Telecom services-related revenue stood at $3.91 million for the three months ended March 31, 2026, compared to $3.65 million for the three months ended March 31, 2025. This increase of approximately $0.27 million was primarily due to an increase in the volume of our international termination business. Broadband services generated revenue of $0.55 million for the three months ended March 31, 2026, compared to $0.34 million for the three months ended March 31, 2025. The increase was mainly due to additional internet service connection sales in 2026. Technology revenue was $0.74 million for the three months ended March 31, 2026, compared to $0.35 million for the three months ended March 31, 2025, which was due to delivery of some IT projects. Retail footwear revenue recorded was $6.30 million in the first quarter of 2026 against which there was no comparable information because the retail footwear business was acquired on December 15, 2025.

Non-GAAP (loss) profit from operations (operating loss plus other income) (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended March 31, 2026 was $(3.16) million. Adjusted EBITDA (a non-Generally Accepted Accounting Principles (GAAP) financial measure, see “Non-GAAP Financial Measures”, below) for the three months ended March 31, 2026 is $(1.32) million.

Non-GAAP Financial Measures

We have included non-GAAP profit/(loss) from operations and Adjusted EBITDA in this Report as a supplement to Generally Accepted Accounting Principles (GAAP) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. The most directly comparable GAAP measures are net loss with respect to Adjusted EBITDA and loss from operations with respect to non-GAAP profit/(loss) from operations. Non-GAAP profit/(loss) from operations and Adjusted EBITDA are presented because we believe they provide additional useful information to investors by excluding the impact of non-operating, non-recurring, and certain non-cash items, as well as items such as interest, taxes, and depreciation and amortization, thereby facilitating comparisons of operating performance across periods. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Non-GAAP profit/(loss) from operations and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Adjusted EBITDA does not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

We believe non-GAAP profit/(loss) from operations provides our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as this metric includes the effect of other income. Additionally, other companies in our industry may calculate non-GAAP operating profit/(loss) and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. You should not consider non-GAAP operating profit/(loss) and Adjusted EBITDA in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The Company presents the most directly comparable GAAP financial measures with equal or greater prominence than the non-GAAP measures.

We realized revenue, net loss and loss from operations (each prepared in accordance with U.S. GAAP), as well as certain non-GAAP financial measures, including Adjusted EBITDA and non-GAAP loss from operations, during the periods presented below as follows (all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	March 31,
	2026	2025
Net revenue	$10,425,009	$4,341,720
Net loss (GAAP)	(4,029,326)	(1,125,204)
Loss from operations (GAAP)	(3,247,102)	(943,672)
Adjusted EBITDA	$(1,327,266)	$(86,494)
Loss from Operations (GAAP)	$(3,163,515)	$(724,733)

Set forth below is a presentation and reconciliation of our Adjusted EBITDA and non-GAAP loss from operations for the three months ended March 31, 2026 and 2025 to GAAP loss from operations and GAAP net loss, respectively:

	March 31,
	2026	2025
Loss from operations (GAAP)	$(3,247,102)	$(943,672)
Plus, other income	$83,588	$218,939
Non-GAAP loss from operation	$(3,163,515)	$(724,733	) )

	March 31,
	2026	2025

Net revenue	$10,425,009	$4,341,720

Net loss (GAAP)	(4,029,326)	(1,125,204)
Add back (subtract)
Depreciation and amortization	1,908,637	501,098
Finance cost	801,238	346,737
Taxation	64,573	53,733
Exchange (gain)/loss	(72,388)	137,142
Adjusted EBITDA	$(1,327,266)	$(86,494)

Non-GAAP loss from operations is defined as GAAP operating loss plus other income.

Adjusted EBITDA is defined as net loss attributable to GlobalTech Corporation shareholders plus depreciation and amortization, finance cost, income taxes and exchange (gain)/loss.

Adjusted EBITDA and non-GAAP operating loss for the three months ended March 31, 2026, were impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband, technology services and retail footwear, whereas Adjusted EBITDA and non-GAAP loss from operations for the three months ended March 31, 2025, were mainly impacted by exchange loss due to devaluation of currency.

Last year, the Company was also transforming its business operations and moving towards a service-centric operation that does not require heavy investments in infrastructure. The Company is currently focused on working to maintain its current business operations at an optimal level while directing new investments primarily toward the development of solutions aligned with future needs. The Company is focused on advancing products and services that support its strategic roadmap as a technology-driven solutions provider. On December 15, 2025, the Company acquired 51% of 123 Investments Limited, based on a value of $11.7 million.

Direct operating costs: Direct operating costs stood at USD $7.5 million during the three months ended March 31, 2026, compared to $3.9 million in the comparative period. The increase of $3.6 million in direct operating cost was mainly due to an increase in interconnect, settlement and other charges, salaries and benefits and inventory consumed. The increase in interconnect charges was in line with an increase in international termination revenue. In addition, the increase in salaries and benefits and inventory consumed mainly relates to the inclusion of our 51% ownership of the retail footwear business acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were available.

Other operating costs Other operating costs stood at USD $4.2 million during the three months ended March 31, 2026, compared to $0.64 million in the comparative period. The increase of $3.6 million in operating costs was mainly due to consultancy charges, increases in salaries and benefits and legal and professional fees. A significant portion of this increase relates to the acquisition of the retail footwear business in the current period, the results of which are now reflected in the current period. Our 51% interest in the retail footwear business was acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were recognized in the prior comparative period.

Depreciation and amortization: Depreciation and amortization was USD $1.9 million for the three months ended March 31, 2026, compared to $0.5 million in the comparative period. The increase of $1.4 million was mainly due to the inclusion of the retail footwear business in the current period, as discussed above.

Other expenses: Other expenses were USD $0.02 million during the three months ended March 31, 2026, compared to $0.20 in the comparative period. The decrease of $0.18 million was mainly due to the appreciation of currency in the current quarter as compared to the corresponding year’s period, and the loss on disposal of assets recorded in the prior year’s period.

Other income: The Company recorded other income, net of USD $0.08 million during the three months ended March 31, 2026, compared to $0.22 million in the comparative period. The decrease of $0.14 million was mainly due to a write back of liabilities amounting to $0.13 million in the comparative period.

Finance cost: The finance cost during the three months ended March 31, 2026 was $0.80 million compared to $0.35 million during the period ended March 31, 2025, an increase of $0.45 million. The increase in finance costs was primarily attributable to additional borrowing costs, lease-related financing charges, and other funding expenses arising from the acquisition of 51% of the retail business on December 15, 2025. Since the retail business was not part of the Company during the comparative period, there were no corresponding finance costs associated with this segment in the prior year. Accordingly, the current period reflects the incremental financing impact of the acquired operations.

Taxation: The Company recorded taxation expense of USD $0.06 million during the three months ended March 31, 2026, compared to $0.05 million in the comparative period. The increase was mainly due to the increase in revenue.

Net Loss: The Company had a net loss of $4.0 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025, which increase in net loss was mainly due to the increase in direct operating costs, other operating costs, depreciation and amortization, offset by the increase in revenues, each as discussed in greater detail above.

Updates on plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues have delivered quantitative growth during the three months ended March 31, 2026. The Company plans to maintain its operations with focus on voice termination into Pakistan as primary service during the remainder of 2026.

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

We believe that there is an opportunity to offer better products based on new technological innovations in the AI & Big Data space that can replace previous generations of products that define the bulk of our existing markets. We plan to work to maximize market penetration of our offerings during this window of opportunities as clients migrate/upgrade to latest offerings, letting go of traditional software solutions based on older technology stacks.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of March 31, 2026 and December 31, 2025:

	Cash and cash equivalents as of March 31, 2026	Cash and cash equivalents as of December 31, 2025
United States	$61,402	$33,525
United Arab Emirates	$155,825	$146,819
Pakistan	$241,657	$124,073
United Kingdom	$112,338	224,300
	$571,222	$528,717

We have significant amounts of debt. The principal amount of our debt as of March 31, 2026, was $9.31 million, consisting of $4.15 million of Term Finance Certificates (TFC), and long-term and short-term borrowings of $5.16 million including 123 Investments Limited’s short-term loan of $2.76 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$9.09 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. Such funding, if required, may come from debt borrowing or the sale of equity securities. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes.

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

Continuing through 2026, the Company may seek to raise equity funding through private or public offerings, including as part of its larger goal of uplisting its common stock to the Nasdaq Capital Market; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We had a working capital deficit of $32.46 million as of March 31, 2026, compared to a working capital deficit of $29.78 million as of December 31, 2025. The Company believes its cash and cash equivalents, which totaled $3,325,891 as of March 31, 2026, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,754,669 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under Notes 13 (Trade and Other Payables), 14 (Current Portion of Non-Current Liabilities), 16 (Short Term Borrowings), 17 (Term Finance Certificates (TFCS)), 18 (Long Term Financing – Secured), 19 (Convertible loan), 20 (License Fee Payable), 21 (Due to related parties), 29 (Related Parties), in the notes to audited financial statements for the quarter ended March 31, 2026.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,325,891 and $3,249,747 of cash and cash equivalents as of March 31, 2026, and December 31, 2025, respectively, which includes restricted cash of $2,754,669 and $2,721,030, that is not available for immediate ordinary business use.

Cash flows from Operating Activities: Net cash used in operating activities for the three months ended March 31, 2026, and 2025 was $(0.31) million and $(0.97) million, respectively. Net cash used in operating activities decreased during the three months ended March 31, 2026 by $0.66 million, primarily due to an increase in inventory of $1.5 million, an increase in depreciation and amortization of $1.4 million and an increase in interest on accretion of liabilities of $0.4 million, offset by a $2.9 million increase in net loss.

Cash flows from Investing Activities: Net cash used in financing activities during the three months ended March 31,2026 and 2025 was $0.56 million and $0.018 million, respectively. This increase was mainly due to the acquisition of assets during the period.

Cash flows from Financing Activities: Net cash generated from financing activities was $0.68 million during the three months ended March 31, 2026, compared to net cash used in financing activities of $0.05 million for the three months ended March 31, 2025. This increase was mainly due to the issuance of common stock of the Company during the period.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the quarter ended March 31, 2026, and are included elsewhere in this quarterly report on Form 10-Q.

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

We derive revenue from six primary sources: (1) International Termination Services, (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services, and (6) retail footwear services. All our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, and December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

We have contractual obligations under our financing arrangements. We also maintain operating leases for office premises. We were in default with our TFC debt; however, the Company has not received any notice of default from the Trustee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk Economic Exposure. We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates, because the majority of the Company’s operations are based in the Pakistan region where the Pakistan Rupee is currently losing its value against the US Dollar. The devaluation of the Pakistan Rupee results in a foreign exchange loss to the Company, however because our debts are denominated in Pakistani Rupees our dollar value of debts decreases which helps to offset our downside risk.

Based upon our analysis, we do not believe that it is in our interest to hedge the Pakistan currency.

Economic Exposure. We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. A significant portion of the Company’s operations are based in the Asia Pacific region and United Kingdom (UK) and the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure. The devaluation of the Pakistan Rupee results in a foreign exchange loss to the Company. In addition, the Company’s significant operations in the United Kingdom may expose it to fluctuations between the British Pound Sterling and the U.S. Dollar. While the Pound Sterling is generally a strong and stable currency, periodic movements in the GBP/USD exchange rate may still impact the translation of revenues, expenses, and profitability denominated in British Pounds.

Transaction Exposure. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, Yuan, Baht and the Pakistan Rupee. Our foreign subsidiaries conduct their businesses in local currency. Since the majority of the Company’s operations are based in the Asia Pacific region where the Pakistan Rupee is continuously losing its value against the US Dollar and we don’t have any imports; therefore, we believe it is counter-productive to hedge this exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of March 31, 2026, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief financial Officer (principal accounting officer and financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Company in General

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Quarterly Report on Form 10-Q from, “Note 22— Contingencies and Commitments”, in the consolidated financial statements included above. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I— Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, which includes risk factors that could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On December 12, 2025, the Company entered into an Investor Services Relations Agreement, with ArcStone Branding Inc., which was replaced on February 19, 2026 by another Investor Services Relations Agreement (the “IR Agreement”), pursuant to which the third party agreed to provide investor relations and related services to the Company during the six month term of the agreement, in consideration for cash consideration and a support staff fee and an equity fee consisting of 150,000 restricted shares of common stock, issued in six equal monthly tranches of 25,000 shares over a six-month period, each due every 30 days during the term, of which 75,000 shares have been issued to date; and an aggregate of 750,000 shares of Company common stock, which are to be earned, vested, deliverable, and non-cancellable in the following tranches: 150,000 shares on the signing date of the agreement (which have been earned to date); 150,000 shares on the date that is 120 after the effective date (December 12, 2025)(issued to date); 225,000 shares on the date that is 150 days after the effective date (December 12, 2025); and 225,000 shares on the date that is 180 days after the effective date (December 12, 2025), provided that if we terminate the agreement prior to the end of the term, the third party earns all of the shares.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), Rule 701 and/or Rule 506 of Regulation D of the Securities Act and/or Regulation S, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) a “accredited investor”; and (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Term Finance Certificate (TFC) Default. The Company is currently in default with respect to the repayment its outstanding liability of Term Finance Certificates (TFCs). However, it is pertinent to note that no formal notice or letter of default has been served upon the Company by the TFC holders to date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1

Form of Convertible Promissory Note – Convertible Note Offering (September 2025 Private Convertible Note Offering) (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025, and incorporated by reference herein)

10.1*	Investor Services Relations Agreement dated December 12, 2025, between GlobalTech Corporation and ArcStone Branding Inc.

10.2*	Investor Services Relations Agreement dated February 19, 2026, between GlobalTech Corporation and ArcStone Branding Inc.

14.1

GlobalTech Corporation Code of Ethical Business Conduct (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026, and incorporated by reference herein) (File No. 000-56482)

16.1

Letter from Saeed Kamran & Co., Chartered Accountants dated January 12, 2026 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026, and incorporated by reference herein) (File No. 000-56482)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**The certifications on Exhibit 32 hereto are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GLOBALTECH CORPORATION

Dated: May 15, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial/Accounting Officer)

