Form 10-Q/A
period 2026-03-31
GlobalTech Corp
filed 2026-08-13
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

On May 15, 2026, GlobalTech Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (the “Original Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”).

Subsequent to the filing of the Original Form 10-Q, the Company identified certain errors in the disclosure under Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, in that such section failed to include all of the unregistered sales of equity securities which occurred during the three months ended March 31, 2026, which were not included in a Current Report on Form 8-K.

As such, this Amendment No. 1:

●

amends and restates Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of the Original Form 10-Q to include all unregistered sales of securities during the period which were not previously disclosed in a Current Report on Form 8-K; and

●

files new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 6 of Part II hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-Q, as amended by Amendment No. 1, and does not reflect events occurring after the filing of the Original Form 10-Q.

i

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 6.	Exhibits	4

2

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On December 12, 2025, the Company entered into an Investor Services Relations Agreement, with ArcStone Branding Inc., which was replaced on February 19, 2026 by another Investor Services Relations Agreement (the “IR Agreement”), pursuant to which the third party agreed to provide investor relations and related services to the Company during the six month term of the agreement, in consideration for cash consideration and a support staff fee and an equity fee consisting of 150,000 restricted shares of common stock, which was contemplated to be issued in six equal monthly tranches of 25,000 shares over a six-month period, each due every 30 days during the term; and an aggregate of 750,000 shares of Company common stock, which are to be earned, vested, deliverable, and non-cancellable in the following tranches: 150,000 shares on the signing date of the agreement; 150,000 shares on the date that is 120 after the effective date (December 12, 2025); 225,000 shares on the date that is 150 days after the effective date (December 12, 2025); and 225,000 shares on the date that is 180 days after the effective date (December 12, 2025), provided that if we terminate the agreement prior to the end of the term, the third party earns all of the shares. A total of 225,000 shares of common stock were issued to ArcStone Branding Inc. pursuant to the agreement on March 10, 2026.

On January 13, 2026, and January 30, 2026, we issued 10,000 and 10,000 shares of common stock, respectively, to an investor relations firm in consideration for investor relations services agreed to be rendered to the Company.

On February 23, 2026, we issued 107,000 shares of common stock to an advisory firm in consideration for advisory services rendered to the Company.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D of the Securities Act and/or Regulation S, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient was either (i) a “accredited investor”; (ii) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (iii) was a “Non-U.S. Person” who was issued securities in an offshore transaction in accordance with Regulation S. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

3

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-Q. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GLOBALTECH CORPORATION

Dated: August 13, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial/Accounting Officer)

5