Form 10-Q
period 2026-06-30
GlobalTech Corp
filed 2026-08-13
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 152,136,091 of Common Stock as of August 13, 2026.

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

Forward-looking statements include, but are not limited to, statements about:

•	our need for additional capital, the terms of such capital and potential dilution caused thereby;
•	the fact that we are exposed to foreign currency exchange loss, fluctuation and translation risks related to our business in Pakistan;
•	the international economic environment, geopolitical developments and unexpected global events could cause our business to decline;
•	the fact that emerging markets, where our operations are located, are subject to greater risks than investing in more developed markets, including significant political, legal and economic risks;
•	economic downturns in our key markets and globally, changes in inflation and interest rates, increased borrowing costs and reduced availability of financing;
•	the unpredictability of our revenue performance due to the fact that a large majority of our customers have not entered into long-term fixed contracts with us;
•

our ability to compete in highly competitive markets, which we expect only to become more competitive, and as a result, we may have difficulty expanding our customer base or retaining existing customers;

•	changes in consumer preferences, channel mix, seasonal and geographic demand, and our ability to forecast and respond to such changes;
•	our ability to keep pace with technological changes and evolving industry standards, which could harm our competitive position and, in turn, materially harm our business;
•

cyber-attacks and other cybersecurity threats that may lead to compromised or inaccessible telecommunications, digital and financial services, and/or leaks or unauthorized processing of confidential information, which may cause customers to lose confidence in our services;

•	the highly capital-intensive nature of the telecommunications industry, which requires substantial and ongoing expenditures of capital;
•	the terms of our interconnect agreements and access to third-party-owned infrastructure and networks, over which we have no direct control;
•	increases in license fees and our ability to obtain and maintain required licenses and compliance with an extensive and evolving variety of laws and regulations;
•	risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended;
•	the loss of important intellectual property rights, as well as third-party claims that we have infringed on their intellectual property rights;
•	our substantial amounts of indebtedness and debt service obligations;
•	our ability to keep ownership control of Worldcall Telecom Limited and 123 Investments Limited;
•	conflicts of interest;
•	the fact that our operating subsidiaries, assets and certain of our officers and directors are located outside the United States;
•	the outcome of legal disputes, claims and litigation;
•	our ability to obtain and maintain licenses;
•

economic downturns in Pakistan, the United Kingdom and globally, changes in inflation and interest rates, increased costs of borrowing associated therewith and potential declines in the availability of such funding;

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

PART I.

Item 1. Financial Statements.

 GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$796,306	$528,717
Restricted cash	2,820,812	2,721,030
Accounts receivable – net – Pledge	8,424,830	8,283,057
Short term investments – Pledge	1,026,306	1,037,131
Prepayments	1,068,727	960,235
Stores and spares – Pledged	93,387	835,010
Inventory	1,893,313	5,225,746
Advances	4,370,297	4,332,758
Due from related parties	114,299	158,203
Other receivables	1,438,877	1,426,910
Total current assets	22,047,154	25,508,797
Property, plant and equipment – Mortgage	15,450,699	16,074,411
Operating lease right-of-use assets	1,279,619	1,248,106
Intangible assets – net – Pledge	44,863,560	46,253,581
Goodwill	4,826,375	4,826,375
Advances to related party	3,303,537	3,360,688
Long term receivables and other assets	2,271,707	3,232,132
Deferred tax asset	2,660,997	2,641,751
TOTAL ASSETS	$96,703,648	$103,145,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$33,781,968	$38,416,828
Current portion of non-current liabilities	9,533,176	8,896,008
Accrued interest	4,385,535	4,044,858
Short term borrowings- Pledge	1,972,123	2,949,049
Due to related parties	401,137	347,416
Provision for taxation – net	699,577	634,002
Total current liabilities	50,773,516	55,288,161
Term finance certificates	-	-
Long term financing – secured	293,218	623,629
Long term financing – Convertible	1,625,000	1,625,000
Long term deposits and payable	2,031,768	1,687,168
License fee payable	163,393	162,228
Operating lease liability	852,459	977,792
Post employment benefits	769,409	704,377
Due to related parties	3,513,324	2,243,820
Total non-current liabilities	9,248,571	8,024,014
TOTAL LIABILITIES	$60,022,087	$63,312,175
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock 82,800 and 82,800 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8,280,000	8,280,000
Common stock, $0.0001 par value - 500,000,000 shares authorized and 152,111,091 and 150,719,091 issued and outstanding shares at June 30, 2026 and December 31, 2025, respectively.	15,211	15,072
Additional paid in capital	14,354,182	11,570,321
Accumulated other comprehensive loss	(1,669,715)	(322,182)
Accumulated deficit	(41,729,093)	(39,824,105)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(20,749,415)	(20,280,894)
Non – controlling interest	57,430,976	60,114,560
TOTAL SHAREHOLDERS’ EQUITY	36,681,561	39,833,666
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,703,648	$103,145,841

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2026	2025	2026	2025
NET REVENUE	$11,115,971	$5,628,068	$21,540,981	$9,969,788
Direct operating costs (exclusive of depreciation and amortization shown below)	(7,239,716)	(5,111,388)	(14,746,583)	(9,043,086)
Other operating costs	(7,079,160)	(661,254)	(11,310,792)	(1,302,999)
Depreciation and amortization	(631,431)	(574,873)	(2,540,068)	(1,075,971)
Other expenses	(10,929)	(238,500)	(35,904)	(449,351)
OPERATING LOSS	(3,845,265)	(957,947)	(7,092,366)	(1,901,619)
OTHER:
Other income – net	5,186,995	267,564	5,270,582	486,502
Finance cost	(714,880)	(354,922)	(1,516,118)	(701,660)
INCOME (LOSS) BEFORE TAXATION	626,850	(1,045,305)	(3,337,902)	(2,116,777)
Taxation	(92,446)	(76,365)	(157,020)	(130,098)
NET INCOME (LOSS)	$534,403	$(1,121,670)	$(3,494,922)	$(2,246,875)
NET INCOME (LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	215,178	(619,163)	(1,904,988)	(1,240,276)
Non - controlling interest (NCI)	319,225	(502,507)	(1,589,934)	(1,006,599)
Total	534,403	(1,121,670)	(3,494,922)	(2,246,875)
Net loss per common share: basic and diluted	$0.001	$(0.004)	$(0.013)	$(0.009)
Weighted-average common shares used to compute basic and diluted loss per share	151,499,662	140,592,732	151,166,489	140,592,732

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2026	2025	2026	2025
NET INCOME (LOSS)	$534,403	$(1,121,670)	$(3,494,922)	$(2,246,875)

Foreign currency translation adjustment	(2,032,761)	94,397	(2,441,183)	627,501
Other Comprehensive income (loss) - net of tax	(2,032,761)	94,397	(2,441,183)	627,501

COMPREHENSIVE LOSS	(1,498,358)	(1,027,273)	(5,936,105)	(1,619,374)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(827,416)	$(139,276)	$(3,252,521)	$(326,840)
Non - controlling interest (NCI)	(670,941)	(887,997)	(2,683,584)	(1,292,534)
Total	(1,498,358)	(1,027,273)	(5,936,105)	(1,619,374)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,494,922)	$(2,246,875)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,540,067	1,075,971
Gain on disposal of subsidiaries	(2,906,360)	-
Gain on disposal of tangible assets	(1,274)	-
Fair value loss on short term investment	13,311
Interest accretion on liabilities	1,494,321	650,495
Liabilities written off on settlements with parties	-	(179,139)
Post-employment benefits	64,932	70,854
Income on deposits, advances and savings accounts	(101,525)	(142,999)
Exchange loss on liabilities	(142,104)	425,854
Changes in operating assets and liabilities:
Stores and spares	(9,962)	10,105
Inventory	4,084,018
Accounts receivables	(141,773)	(284,888)
Advances	(37,539)	234,691
Short term investment	10,825	10,773
Prepayments	(108,491)	(62,614)
Due from related parties	43,904
Other receivables	31,940	290,768
Trade and other payables	(4,581,144)	(135,797)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	344,599	266,033
Other Payables
Due to related parties	1,269,503	(235,901)
Long term loans and other assets	960,426	23,733
Post employment benefits paid	(5,155)
Income on deposit and savings accounts	101,525	142,999
Lease rental payments	(324,693)	(67,902)
Finance cost paid	(935,693)	(210,933)
Income tax paid	(84,374)	(43,133)
Net cash used in operating activities	(1,915,639)	(407,905)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net	(149,622)	(35,905)
Acquisition of intangible asset	(343,409)
Advance to a related party	57,150
Proceeds from disposal of subsidiaries	3	-
Net cash used in investing activities	(435,878)	(35,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(28,617)	(112,584)
Payment against directors' loan	1,269,503	(94,785)
Issuance of common stock	2,784,000
Net cash generated from (used in) financing activities	4,024,886	(207,369)
Net decrease in Cash and Cash Equivalents	1,673,368	(651,179)
Cash and Cash Equivalent at the beginning of the Period	3,249,747	3,455,270
Exchange effect	(1,305,997)	575,994
Cash and Cash Equivalent at the End of the Period	$3,617,118	$3,380,085
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(84,374)	$(43,133)
Interest	$(935,693)	$(210,933)

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Acquisition of intangible assets	$-	$(10,000,000)
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock	-	10,000,000

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$796,306	$709,127
Restricted cash	2,820,812	2,670,958
	$3,617,118	$3,380,085

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2026	82,800	$8,280,000	$-	150,719,091	$15,072	11,570,321	$(1,810,278)	$1,488,096	$(322,182)	$(39,824,105)	(20,280,894)	$60,114,560	$39,833,666
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,904,988)	(1,904,988)	(1,589,934)	(3,494,922)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(1,347,533)	(1,347,533)	-	(1,347,533)	(1,093,650)	(2,441,183)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(1,347,533)	(1,347,533)	(1,904,988)	(3,252,521)	(2,683,584)	(5,936,105)
Issue of Common Stock				1,392,000	139	2,783,861	-	-	-	-	2,784,000	-	2,784,000
Balance as at June 30, 2026	82,800	$8,280,000	$-	152,111,091	$15,211	14,354,182	$(1,810,278)	$140,563	$(1,669,715)	$(41,729,093)	(20,749,415)	$57,430,976	$36,681,561
Balance as at January 1, 2025	-	$-	$-	139,933,391	$13,993	$-	$(1,828,970)	$932,473	$(896,497))	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,914
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,240,276)	(1,240,276)	(1,006,599)	(2,246,875)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	346,381	346,381		346,381	281,120	627,501
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	346,381	346,381	(1,240,276)	(893,895)	(725,479)	(1,619,374)
Issue of common stock				10,000,000	1,000	9,999,000					10,000,000		10,000,000
Balance as at June 30, 2025	-	-	-	149,933,391	$14,993	9,999,000	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	(29,887,266)	$49,115,804	$19,228,538

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at April 1, 2026	82,800	$8,280,000	$-	151,071,091	$15,107	12,274,286	$(1,810,278)	$1,262,565	$(547,713)	$(41,944,270)	(21,922,590)	$58,022,508	$36,099,918
Net income attributable for the period	-	-	-	-	-		-	-	-	215,178	215,178	319,225	534,403
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(1,122,002)	(1,122,002)	-	(1,122,002)	(910,759)	(2,032,761)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(1,122,002)	(1,122,002)	215,178	(906,824)	(591,534)	(1,498,357)
Issue of Common Stock				1,040,000	104	2,079,896	-	-	-	-	2,080,000	-	2,080,000
Balance as at June 30, 2026	82,800	$8,280,000	$-	152,111,091	$15,211	14,354,182	$(1,810,278)	$140,563	$(1,669,715)	$(41,729,093))	(20,749,415)	$57,430,976	$36,681,561
Balance as at April 1, 2025	-	$-	$-	139,933,391	$13,993	$-	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	(39,320,210)	$49,576,022	$10,255,813
Net loss attributable for the period	-	-	-	-	-		-	-	-	(619,163)	(619,163)	(502,507)	(1,121,670)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	52,108	52,108		52,108	42,289	94,397
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	52,108	52,108	(619,163)	(567,055)	(460,218)	(1,027,273)
Issue of common stock				10,000,000	1,000	9,999,000					10,000,000		10,000,000
Balance as at June 30, 2025	-	-	-	149,933,391	$14,993	9,999,000	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	(29,887,266)	$49,115,804	$19,228,538

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	June 30, 2026	December 31, 2025
Total Assets	$48,944,035	$48,661,140
Total Liabilities	$57,227,754	$46,492,106

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

1.2.5.1.2 Direct Footwear Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Direct Footwear Limited was founded on November 8, 2016, and is the wholesale branch of the business. Direct Footwear Limited has an agreement to sell on the QVC television and internet shopping channel.

1.2.5.1.3 MIP Online 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England.

1.2.5.1.4 MIP Employees 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Employees 1975 Limited was incorporated on May 28, 2024. The principal activities of the company include Wholesale footwear (46420) and Retail sale of footwear in specialized stores. 123 Investments Limited sold its interest in MIP Employees 1975 Limited as of May 14, 2026.

1.2.5.1.5 MIP Trading 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Trading 1975 Limited was incorporated on June 5, 2024. The principal activity of the business is Retail sale of footwear in specialized stores. 123 Investments Limited sold its interest in MIP Trading 1975 Limited as of May 14, 2026.

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

2. BASIS OF PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation— We have prepared consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements include the operating results and financial condition of GlobalTech Corporation, its wholly-owned subsidiaries; WSL (acquired on November 2021), Ferret Consulting FZC (acquired on November 2021), its variable interest entity WTL, Route 1 Digital (Pvt) Limited (acquired on April 20, 2018) and its 51% owned subsidiary 123 Investments Limited (acquired on December 15, 2025). All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Revenue Recognition— We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. The revenue recognition is the point in time when control of the goods or services is transferred to the customer.

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

We derive revenue from six primary sources: (1) International Termination Services, (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services, and (6) Retail footwear in specialized stores, which further contains sub-streams of revenue: (i) Retail sale of footwear, (ii) Wholesale footwear, (iii) Sales on the QVC television and internet shopping channel, and (iv) Concessions located inside various departmental stores. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

The timing of transfer of control for each revenue stream is as follows:

1.	International termination service: Control is transferred when the call is completed and customer receives and consumes benefits.
2.	Broadband service: Control is transferred when service is provided to the customer.
3.	Metro fiber solutions: Control is transferred when agreement is made and services is rendered.
4.	Capacity sales services: Control is transferred when service is provided.
5.	Technology services: control is transferred when the right to use the software, application etc. are granted to the customers.
6.	Retail footwear: The control related to retail footwear products has been explained below.

Revenue Recognition – Transfer of Control

The Company recognizes revenue when control of goods is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled. The timing of transfer of control for each revenue stream is as follows:

• Retail Sale

Revenue from retail sales is recognized at the point of sale when the customer purchases merchandise in-store or online, as control transfers immediately upon delivery of the product to the customer.

• Wholesale

Revenue from wholesale customers is recognized when control of the goods transfers, which generally occurs upon shipment or delivery depending on the contractual shipping terms.

• QVC Television and Internet Sale

Revenue from QVC and similar channel partner arrangements is recognized when control of the product transfers to the end customer, which generally occurs upon shipment or delivery based on the underlying contractual terms. The Company acts as the principal in these arrangements as it controls the inventory prior to transfer to the customer.

• Concession Sales

Revenue from concession arrangements, where the Company sells products through department store locations, is recognized at the point of sale to the end customer as control transfers at that time. The Company acts as the principal in these arrangements as it controls the inventory prior to sale.

Variable Consideration

Some customer arrangements include variable amounts such as trade discounts, promotional allowances, and customer claims. As a result, the final amount the Company receives from the customer may differ from the original invoice amount.

When recognizing revenue, the Company estimates the amount it expects to collect from the customer based on available information and past experience.

Revenue is recognized only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company reviews these estimates at each reporting date and updates revenue, if necessary, based on new information or actual customer settlements.

The sales returns of the Company are immaterial.

All of the revenue arrangements are based on contracts with customers. Individual performance obligations are accounted for separately if they are distinct within the context of the contract.

Payment of invoices is due as specified in the underlying customer agreement. Payments range from advance payments to 30 days from the invoice date. The Company’s revenue arrangements generally do not include a general right of refund for services provided.

Amounts received in advance from customers are recognized as deferred income until the related goods are delivered.

For all revenue streams the Company is acting as a principal because it bears all risks and rewards for revenue recognition.

Related Party Transactions and Balances

Transactions with related parties are carried out at arm’s length and in the normal course of business. Balances with related parties are stated at cost and are settled in accordance with the agreed terms. Related party transactions and balances have been disclosed in Note 30 – Related Parties, below.

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

Direct Operating Costs — Direct operating costs of the Company consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunications Authority (PTA) fees, cable license fees, inventory consumed and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $1.02 million and $0.23 million of payroll costs for the six months ended June 30, 2026, and 2025, respectively, which includes payroll costs of 123 Investments Limited amounting to $0.82 million for the six months ended June 30, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, the comparable figures of the Company do not include transactions relating to 123 Investments Limited.

Other Operating Costs — Other operating costs of the Company consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $2.72 million and $0.39 million of payroll costs for the six months ended June 30, 2026, and 2025, respectively, which includes payroll cost of 123 Investments Limited amounting to $2.32 million for the six months ended June 30, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, the comparable figures of the Company do not include transactions relating to 123 Investments Limited.

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

Income Taxes — Income tax expense includes U.S., Pakistan, United Kingdom and other international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same period. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term.

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

Inventory

Inventory is stated at lower of cost and net realizable value. Cost is determined on a weighted average basis. Net realizable value signifies the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale. If the net realizable value is lower than the carrying amount, a write-down is recognized for the amount by which the carrying amount exceeds its net realizable value. Provision is made in the financial statements for obsolete and slow-moving inventory based on management estimate.

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

Accounts Receivable - net — Accounts receivable are presented on the consolidated balance sheet net of credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable.

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

Property, Plant, and Equipment — Tangible assets classified as property, plant, and equipment are stated at cost less accumulated depreciation and any identified impairment loss. Cost in relation to self-constructed assets includes the direct cost of material, labour, and other allocable expenses.

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

Advances to employees and officers were $354,784 and $343,338, and advances to suppliers were $4,015,513 and $3,989,420 as of June 30, 2026, and December 2025, respectively.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the six months ended June 30, 2026.

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

The Company presents both basic and diluted EPS on the face of the income statement. The Company also provides a reconciliation of the numerator and denominator used in the EPS calculations in the footnotes to the financial statements, in case any change occurred during the period.

Diluted EPS is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding, adjusted for the effects of all dilutive potential ordinary shares.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR or Rs.) exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 278.55 as on June 30, 2026, whereas the US$/Pakistani Rupee (PKR or Rs.) average exchange rates used for the translation of PKR-denominated income and expenses are Rs. 279.38 as of June 30, 2026. The British Pounds Sterling (GBP)-denominated assets and liabilities have been translated into US Dollars using the closing exchange rates of USD 1.3234 as of June 30, 2026. Income and expenses denominated in GBP have been translated using the average exchange rates of USD 1.3434 as of June 30, 2026.

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

The Company also holds 51% of 123 Investments Limited and 49% belongs to non-controlling interest holders. The control of 123 Investments Limited is through voting rights.

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

The Company evaluated its operations in accordance with ASC 280-10-50-1 through 50-9 and concluded that it operates as a single operating and reportable segment. Although the Company provides cable and broadband services in Pakistan through WTL consulting services in the United Arab Emirates through Ferret Consulting FZC (FZC) and retail footwear through 123 Investments Limited acquired on December 15, 2025, in the United Kingdom, the CODM reviews financial results and allocates resources solely on a consolidated basis, rather than by business line, legal entity, or geography.

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

We acquired 123 Investments Limited as of December 15, 2025, and it has been consolidated in these consolidated financial statements since the date of acquisition. The discrete information is not provided to the CODM as of the date of balance sheet date and until the issuance of these consolidated financial statements. Therefore, we do not consider it as a separate segment.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

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
750,000 shares of the Company’s common stock valued at $2.00 per share, based on the closing market price of the common stock on the acquisition date, totalling $1,500,000.

•	Preferred Stock Issued
82,800 shares of preferred stock at a stated value of $100 per share, totalling $8,280,000.

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

The contingent consideration of $1.92 million has been recognized and remeasured as of June 30, 2026, and is included in the consolidated balance sheet in trade and other payables, the detail of which is provided in Note 13. 123 Investments Limited posted a loss of $0.58 million for the six months ended June 30, 2026, which is temporary and seasonal. Performance in the coming period is expected to improve as the Company moves through the year. Therefore, there is no change in the contingent consideration.

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

4. CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Cash at bank
Current accounts	$368,119	$511,511
Savings accounts	5,825	6,216
	373,944	517,727
Cash in hand	9,512	10,990
Pay orders in hand	412,850	-
	$796,306	$528,717

5. RESTRICTED CASH

	June 30,	December 31,
	2026	2025
	(Unaudited)
Deposit in escrow account	$2,611,841	$2,533,894
Margin and other deposits	208,971	187,136
	$2,820,812	$2,721,030

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $71,800 (2025: $71,289) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	June 30,	December 31,
	2026	2025
	(Unaudited)
Considered good – unsecured	$8,424,830	$8,283,057
Considered doubtful – unsecured	2,142,685	2,142,685
	10,567,515	10,425,742
Less: Provision for expected credit loss	(2,142,685)	(2,142,685)
	$8,424,830	$8,283,057

Provision for credit losses has been nil for the six months ended June 30, 2026. Accounts receivable relating to WorldCall Public of $4.69 million as of June 30, 2026 (December 31, 2025: $4.43 million) has been pledged as security.

7. ADVANCES

	June 30,	December 31,
	2026	2025
	(Unaudited)
Advances to employees against expenses	$354,784	$343,338
Advances to suppliers	4,015,513	3,989,420
	$4,370,297	$4,332,758

8. DUE FROM RELATED PARTIES

	June 30, 2026	December 31, 2025

Due from related parties	114,299	158,203

This represents the amount receivable from related parties, the detail of which is given in Note 30 – Related Parties, below.

9. PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
	2026	2025
	(Unaudited)
Operating fixed assets	$15,428,840	$16,052,708
Capital work-in-progress	21,860	21,703
	$15,450,699	$16,074,411
Operating fixed assets
Building on freehold land	$350,027	$347,532
Freehold land	188,871	187,525
Leasehold improvements	897,113	877,315
Plant and equipment	29,751,455	29,543,795
Office equipment	394,179	390,115
Vehicles	330,553	224,078
Computers	702,954	689,565
Furniture and fixtures	707,770	676,888
Laboratory and other equipment	77,130	76,580
	33,400,051	33,013,393
Less: Accumulated depreciation	(17,971,211)	(16,960,685)
	$15,428,840	$16,052,708

Useful life of operating fixed assets is ranging between 5 years to 33 years. Details of all major additions and disposals have been provided below. Moreover, depreciation on operating assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

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

Details of additions made during the six months ended June 30, 2026, and 2025, are as follows:

	June 30,
	2026	2025
Leasehold improvements	$13,499	$89,598
Plant and equipment	-	40,246
Office equipment	1,263	3,726
Vehicle	104,866	-
Furniture and fixtures	26,023	179,238
Computers	8,438	10,106
	$154,088	$322,914

Details of disposals made during the six months ended June 30, 2026 and 2025, are as follows:

	June 30,
	2026	2025
Plant and Equipment	4,466	7,343
Vehicles	-	8,334
	$4,466	$15,676

10. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2026, and December 31, 2025. The Company does not have any finance leases.

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

Breakdown of operating lease expense:

Supplemental balance sheet information related to leases was as follows:

	Three Month Ended June 30		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$148,483	29,461	$297,320	$59,651
Short term lease cost	58,025	370	168,730	11,180
	$206,508	29,831	$466,050	$70,831

	June 30,	December 31,
	2026	2025
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$1,279,619	$1,248,106

Current operating lease liabilities	651,040	518,885
Non-Current operating lease liabilities	852,459	977,792

	$1,503,499	$1,496,677

Operating leases
ROU Assets	1,248,106	451,111
Addition through acquisition of 123 Investment Limited	-	848,875
Lease termination		(30,400)
Asset lease expense	(9,361)	(18,580)
Foreign exchange gain/(loss)	40,874	(2,900)
ROU Assets – net	$1,279,619	$1,248,106

Weighted average remaining lease term (in years):
Operating leases	3.21	6.04
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	4.81%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	158,161	36,084	324,692	67,902

As of June 30, 2026, the detail of future lease liability is as follows:

Operating leases - Years Ending December 31,
2026 (six months)	$419,602
2027	819,289
2028	149,265
2029	153,978
2030	169,449
Thereafter	28,683
Total lease payments	1,740,266
Less: imputed interest	(236,767)
Total lease obligations	1,503,499
Less: current obligations	(651,040)
Long-term lease obligations	$852,459

11. INTANGIBLE ASSETS – NET

	June 30,	December 31,
	2026	2025
	(Unaudited)
Licenses	$5,173,077	$5,136,199
Patents, Brand and Copyrights	23,786,974	23,617,400
IRU - media cost	18,434,135	18,322,838
Software	13,007,794	12,915,064
	60,401,980	59,991,501
Less: Accumulated amortization – net	(15,538,420)	(13,737,921)
	$44,863,560	$46,253,581

Useful life of intangible assets ranges from between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $1.70 million has been recognized, during the six months ended June 30, 2026, and $1.99 million for the six months ended June 30, 2025, in depreciation and amortization in the statement of operations.

As of June 30, 2026, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,

2026 (Six months)	$3,907,036
2027	7,814,071
2028	7,814,071
2029	7,814,071
2030	7,933,531
2031	1,833,400
Thereafter	7,747,380
$44,863,560

During the year 2025, a payment for Sports League management System was made for the purchase of the Core Engine from Crickslab LLC F.Z.C in the form of 10,000,000 shares of common stock, valued at $1.00 per share, totalling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment of $2,463,921 for Digital Lending Platform represents payments made for development of software related to a digital lending platform. These platforms are under development by a third party. Development is expected to be completed in the third quarter of 2026, and after completion we will charge amortization.

During the first quarter ended March 31, 2026, the Company acquired Indefeasible Right of Use (IRU) of $0.34 million from a third party in the area where the Company has no network.

12. ADVANCE TO A RELATED PARTY

	June 30, 2026	December 31, 2025

Advance to a related party	$3,303,537	$3,360,688
	$3,303,537	$3,360,688

The balance represents funds advanced to a director of 123 Investments Limited as consideration for the acquisition of his property. The property currently houses the registered office and principal place of business of 123 Investments Limited. The total consideration of the building is $3.97 million (£3 million).

13. TRADE AND OTHER PAYABLES

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Trade creditors	$13,317,367	$13,523,160
Contingent Liability	1,920,000	1,920,000
Accrued and other liabilities	7,183,724	8,850,206
Payable to PTA against APC charges	6,343,558	6,298,335
Payable against long term investment	157,961	156,835
Contract liabilities	3,757,520	3,652,401
Withholding taxes payable	323,362	787,456
Sales tax payable	652,337	3,103,195
Security deposits	126,139	125,240
	$33,781,968	$38,416,828

Trade creditors include amounts payable to PTA totalling $2.811 and $2.039 million as of June 30, 2026, and December 31, 2025, respectively. Out of this amount, $1.939 million (2025: $1.878 million) represents a payable regarding Annual Radio Spectrum Fees in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the Honorable Lahore High Court and the Honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Contingent liability: It represents contingent consideration recognized on the acquisition of 123 Investments Limited and remeasured as of June 30, 2026.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	June 30,	December 31,
	2026	2025
	(Unaudited)
Term finance certificates	$4,166,979	$4,137,273
Mark-up payable on TFCs	2,378,711	2,361,757
Long term financing	2,336,446	1,878,093
Lease liabilities	651,040	518,885
	$9,533,176	$8,896,008

Details of the current portion of non-current liabilities are provided in their respective notes.

15. ACCRUED INTEREST

	June 30,	December 31,
	2026	2025
	(Unaudited)
Short term borrowings	$270,816	$217,554
Term finance certificates	4,114,719	3,827,304

	$4,385,535	$4,044,858

16. SHORT TERM BORROWINGS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Repurchase agreement borrowings	$807,754	801,996
Credit facility – Charles Street Finance	671,049	2,028,978
Credit facility – YouLend Limited	96,027	28,573
Treyed Stock Facility	307,791	-
Line of credit facility – others	89,502	89,502
	$1,972,123	$2,949,049

The shares of WTL amounting to $0.80 million, are pledged against a repurchase agreement, and the assets of 123 Investments Limited are pledged to secure a debt of $1.99 million.

Borrowings against repurchase agreement, obtained from a party amounting to $0.54 million and $0.27 million against 100 million and 50 million shares of Worldcall Telecom Limited, respectively (placed by Ferret Consulting F.Z.C), for the purpose of working capital requirements and/or to meet other business obligations. The facility is secured against 30 million and 15 million shares of Worldcall Telecom Limited, respectively, pledged with the parties and carries a mark-up (interest) of 28% (2025: 30%) per annum. The funds against borrowings under this agreement have been received by Ferret Consulting FZC.

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

Line of credit facility – others: This represents unsecured and interest free loans received from foreign companies which is payable on demand, as mentioned below.

	June 30,	December 31,
	2026	2025
	(Unaudited)
HTS Tel Communication	$68,747	$-
TLT Communication	20,755	68,747
Wisdom Information Technology Solution	-	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Opening balance	$4,166,979	$4,234,015
Repayments	-	(96,742)
	4,166,979	4,137,273
Current portion	(4,166,979)	(4,137,273)
	-	-
Add: Deferred interest	-	-
Exchange adjustment	-	-
Closing balance	$-	$-

Term finance certificates (TFCs) have a face value of $17.95 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2025: six month average KIBOR plus 1.0% per annum), payable quarterly. The markup rate charged during the period on the outstanding balance ranged from 12.07% to 12.46% (2025: 120.07% to 17.45%) per annum.

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

The Company has not paid due quarterly instalments from June 2019 to June 30, 2026, amounting to $4.42 million against principal and $4.90 million against accrued mark-up (interest). In case of failure to make payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

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

These TFCs are secured against first pari passu charge over WorldCall’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

18. LONG TERM FINANCING – SECURED

	June 30,	December 31,
	2026	2025
	(Unaudited)
Bank Islami Limited	$59,612	$99,009
Askari Bank Limited	233,606	524,620
	$293,218	$623,629

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. Principal is repayable in 29 instalments started from February 2022 until May 2024. Markup to be accrued and will be serviced in 24 monthly instalments, starting from June 1, 2024. Effective markup rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The markup charged during the period on the outstanding balance at 10.36% to 11.03% (2025: 11.03% to 11.87%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $2.87 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.11 million and along with a Mortgage over WorldCall’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

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

Askari Bank Limited: This represents the balance transferred as a result of a settlement agreement from short term running finance (RF) facility to Term Loan Facility as of November 2022. Principal will be repaid in 48 instalments starting from November 2022 until October 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly instalments, starting from November 2024. Effective markup rate applicable will be 1 Month KIBOR (1MK - 2% (Floor 10%)). The markup is charged during the period on the outstanding balance at 10% to 10.03% (2025: 10% to 11.35%). The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land, building and licenses) of the Company with a margin of 25%, collection account with Askari Bank Limited (AKBL) for routing of LDI receivables along with an additional mortgage on properties situated in Sindh, Pakistan.

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
2.	The Company’s common stock, although quoted on the OTC Markets, was not readily convertible to cash as of June 30, 2026, consistent with ASC 815-10-15-99; and
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

The total outstanding balance of Convertible Promissory Notes as of June 30, 2026, and December 31, 2025, was $1,625,000.

20. LICENSE FEE PAYABLE

	June 30,	December 31,
	2026	2025
	(Unaudited)
License fee payable	$163,393	$162,228
	$163,393	$162,228

This represents the balance amount of the license fee payable to the PTA for WLL licenses. The Company had filed an application with PTA for a grant of moratorium overpayment of balance amount of WLL license. However, PTA rejected the Company’s application and demanded its payment. Being aggrieved by this, the Company filed an appeal before Islamabad High Court (“IHC”) against PTA’s order. Meanwhile, the Ministry of Information Technology (“Ministry”) through its letter dated August 30, 2011, allowed the operators, the staggering for settlement of Access Promotion Contribution (“APC”) and Initial Spectrum Fee (“ISF”) dues and required PTA to submit an instalment plan for this purpose after consultations with the operators. In respect of an appeal filed by the Company, IHC took notice of the Ministry’s letter and directed PTA through its order dated January 20, 2015, to expeditiously proceed with the preparation and submission of the said instalment plan. As of this date, no such instalment plan has been submitted by PTA.

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

21. DUE TO RELATED PARTIES

	June 30, 2026	December 31, 2025
Due to related parties	$3,513,324	$2,243,820

This represents an interest free loan from a subsidiary’s director to FZC and WorldCALL Private and family members of Stephen Andrew Buck, a director of 123 Investments Limited and payable at the discretion of both companies. The loan is interest free and detail is given in Note 30.

22. CONTINGENCIES AND COMMITMENTS

Billing disputes with Pakistan Telecommunication Company Limited (“PTCL”)

GlobalTech Corporation (GTC) and its subsidiaries (collectively, the “Group”) have a dispute of approximately $0.26 million with Pakistan Telecommunication Limited (PTCL) in respect of non-revenue time of prepaid calling cards and approximately $0.17 million in respect of excess minutes billed on account of interconnect and settlement charges. Similarly, PTCL has charged the Group Excess Domestic Private Lease Circuits (“DPLC”) and other media charges amounting to approximately $1.20 million on account of differences in rates, distances, and date of activations. Management has taken up these issues with PTCL and considers that these would most likely be decided in Group’s favor as there are reasonable grounds to defend the Group’s stance. Hence, no provision has been made in these financial statements for the above amounts.

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $19.03 million against the PTA. The matter is pending adjudication. As per management, it is difficult to predict the outcome of the case at this stage.

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

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to $6.34 million along with default surcharge thereon amounting to $5.94 million as of July 31, 2016 via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine up to $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016, wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine. The Court had remanded the matter to the PTA for further decision, which the PTA again decided against the Company. The Group appealed the PTA determination before the Singh High Court, wherein the Court has restrained PTA from taking any coercive measures against the Company for recovery of impugned dues. The matter is still pending adjudication. Moreover, PTA has linked the renewal of LDI license with payment of the aforementioned impugned dues, against which the Company has filed another petition before the High Court of Sindh, whereby the Honorable Court has restrained the PTA from interrupting or suspending the Company's operation. This matter is also pending adjudication before the Court.

PTA has raised a demand amounting to $0.11 million on account of using extra Radio Spectrum not assigned to the Group. The Group challenged this amount on July 3, 2012, before the Islamabad High Court which has allowed appeal of the Group. PTA filed an appeal before the Honorable Supreme Court of Pakistan in March 2017 which got dismissed. Now, PTA has filed a review application which is still pending. Management is hopeful that its viewpoint shall be upheld; thus, no provision has been incorporated in these financial statements against this demand.

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

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of $17.75 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

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

PTA has filed recovery proceedings against the Company before the District Collector / District Officer Revenue, Lahore for an amount of $9.51 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by $3.73 million.

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

PTA had demanded an amount of $1.26 million in respect of fines and a loss of $1.91 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group; however, PTA appealed the matter before the Honorable Supreme Court of Pakistan. The Honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

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

Additionally, PTA has determined an amount of $0.91 million against the Group on account of annual regulatory dues for the years ended 2018, 2020, 2021, 2022, 2023, 2024 and late payment fee for the year ended 2008-09. The Group has appealed the PTA determinations before the High Courts. The Honorable court while admitting the petitions for regular hearings, restrained the PTA from taking coercive measures against the company for recovery of the impugned dues.

In another matter related to renewal of FLL Licenses for the Karachi and Lahore regions, PTA determined that the FLL licenses of the Group were renewed subject to payment of the outstanding dues of $14.72 million as ARDs and USD $21.6 million on account of an annual spectrum fee payable under WLL license. Being aggrieved by this order, the Group has filed a petition before the Islamabad High Court, whereby the Honorable Court has restrained the PTA from taking any coercive measures against the Group and suspended operations of the impugned order.

PTA determined the demand amounting to $0.80 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA's determination. LHC granted stay against the recovery subject to payment of $0.14 million which was paid by the Group. The Group’s management feels that there are strong grounds to defend the Group’s position and expects the ultimate decision to be in the Group’s favor, although the ultimate outcome is uncertain. The Court has referred the matter to the Telecommunication Appellate Tribunal to decide the matter after hearing the parties.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of $5.87 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Through an amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of $2.79 million. The Group’s appeal filed on September 18, 2007, was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order dated June 29, 2019, under section 122(1)/122(5) of the Ordinance creating a demand of $0.75 million. Against the said impugned order, appeal has been filed before CIR(A) on August 6, 2019, by legal counsel of the Group. The first appellate authority decided major issues via order dated December 31, 2021, in the Group’s favor and certain issues were remanded back to the department for adjudication afresh. The department initiated and finalized the reassessment proceedings via order dated January 31, 2023, based on relief allowed by first appellate authority. Due to reassessment proceedings, an amount of $0.09 million was refundable. Department (Federal Borad of Revenue) has filed an appeal before ATIR against the order.

A demand of $3.80 million (including default surcharge of $1.17 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014, in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to $3.42 million (including default surcharge of $1.11 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015, which has been decided by the ATIR via an order dated July 28, 2025, in favor of the Company.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of $0.18 million and curtailment of losses by $21.11 million. The said demand was curtailed to $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 30, 2018, by legal counsel of the Group. First appellate authority decided the case in favor of the Group via an order dated December 31, 2021, by annulling the impugned order and remanded the case back for adjudication afresh.

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

A sales tax demand of $0.60 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006, filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, the principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further appealed the issue on November 10, 2009, before Lahore High Court (LHC) where the litigation is presently pending. While recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by the Honorable Court enjoins the Department from enforcing any further recovery. Since management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017, and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $1.51 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by Honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when the amount of sales tax was withheld by PTCL. Based on the advice of the Company’s tax advisor, management is of the view that the Company’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating $4.33 million has not been made in these financial statements.

On December 13, 2023, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $7.71 million for the periods from January 2018 to December 2020. The Group challenged imposition of sales tax on LDI and other services on the first appellate authority in 2024 and CIR(A) decided the case via order dated March 4, 2025 in favor of the department. Management has contested this order before Appellate Tribunal of Punjab Revenue Authority (PRA) on April 4, 2025 for a favorable outcome. The case has been decided by the Appellate Tribunal of PRA via order dated September 9, 2025 in favor of the Group, which set aside the impugned order and remanded back for adjudication afresh.

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

On August 31, 2023, Sindh Revenue Board (SRB) issued show cause notice allegedly demanding $2.37 million for the periods from August 2015 to December 2016. The Group challenged imposition of sales tax on LDI and other services on the first appellate authority and filed appeal on April 11, 2025 before Commissioner Appeals (SRB) for favorable outcome. Management is of the view that the Group’s case is based on meritorious grounds and hence, relief would be secured from the Appellate Authority. In view of the above, provision for sales tax aggregating $2.37 million has not been made in these financial statements.

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

An assessment order dated June 14, 2016, was passed under section 11 of the Sales Tax Act 1990, raising a total sales tax demand of $0.08 million along with penalty of $0.004 million, which was resultantly assailed before the first appellate authority (CIR(A). The matter was remanded back by CIR(A) to the assessing officer via order dated September 16, 2016. The department being aggrieved of the remand order filed an appeal before the ATIR and the ATIR without providing any hearing opportunity to the taxpayer, remanded the matter back to the CIR(A) via order dated July 6, 2023. The order of ATIR was challenged before the Lahore High Court Lahore on the basis that the taxpayer has been condemned unheard, however, the reference was dismissed by Lahore High Court via judgment dated November 27, 2023. The Group has further assailed the judgment of the Lahore High Court in the Supreme Court of Pakistan. The leave was refused by the Supreme Court of Pakistan via judgment dated February 19, 2025. Now the case after being remanded back to the CIR(A) is in the field and the matter is pending adjudication before the CIR(A).

Other matters

One of the Group’s suppliers has filed a suit for recovery on July 12, 2018, before the Civil Court, Lahore, Pakistan of certain moneys alleged to have not been paid by the Group under its agreements with the supplier. The principal claim is $0.06 million however the claim is inflated to $0.83 million on what the Group believes is a frivolous basis. The Group denies the claim and is hopeful for a positive outcome. Management is of the view that it is unlikely that any claim of said supplier will materialize.

One of the Group’s suppliers has filed a petition on November 21, 2014, before LHC. The vendor has a claim of $0.78 million receivable from the Group. Further details of the litigation have not been disclosed as it may prejudice the Group’s position. The Company has denied the veracity of such claims and has also challenged the maintainability of the proceedings. Also, the Group filed a counter petition during the year 2015 claiming $1.13 million under the same contract against which the supplier has claimed its dues. The Group had to deposit an amount of $0.07 million in the Court in respect of this case. The honorable High Court has already required both companies to resolve disputes in terms of their agreement. The matter stands adjourned sine die. Management is of the view that it is unlikely that any adverse order will be passed against the Group.

One of the Group’s suppliers and its allied international identities (referred to as suppliers) filed a winding up petition dated October 16, 2017 before LHC and made a claim of $0.23 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and USD 0.24 million along with damages of USD 20 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. The suppliers have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Islamabad High Court has also dismissed the supplier's appeal, thereafter supplier has now filed its claim in the civil court at Lahore and the matter is pending adjudication. The Group has already filed suit for recovery of USD 93.3 million against this supplier for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.39 million for causing damage to the Group for filing a frivolous winding up petition. Management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group is in the process of compliance with Regulation 11 of the Companies (Further Issue of Shares) Regulations 2020 and section 83 of Companies Act 2017. The Group may be liable to pay penalties for delayed compliance. However, management is of the view that it is unlikely that any claim will materialize against the Group.

A total of cases 31 (2024:30) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to $0.55 million (2025: $0.54 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management is of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out of the settlement is not likely to be material.

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

24. NET REVENUE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Telecom services	$4,566,550	$4,684,536	8,482,689	8,333,277
Broadband services	563,947	424,452	1,118,208	762,705
Technology services	802,052	531,619	1,538,073	885,148
Retail and footwear	6,226,762	-	12,525,624	-
Other Services	4,167	3,416	6,453	19,372
Gross Revenue	12,163,478	5,644,022	23,671,047	10,000,502
Less: Discounts	(199)	(287)	(17,320)	(494)
Less: Sales tax	(1,047,308)	(15,667)	(2,112,746)	(30,220)
	$11,115,971	$5,628,068	21,540,981	9,969,788

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from six primary sources: (1) International Termination Services, (2) Cable TV and Internet Services, (3) Metro Fiber Solutions, (4) Capacity Sale Services, (5) Technology Services, and (6) retail footwear.

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Telecom Services:
International termination services	4,566,550	4,684,536	8,482,689	8,333,277
	4,566,550	4,684,536	8,482,689	8,333,277
Broadband Services:
Cable TV and Internet	1,250,948	845,492	895,249	1,429,980
Metro fiber solutions/sale /IRU	79,203	77,611	158,818	156,162
Capacity sale services	31,539	32,967	61,141	61,711
	0	956,070	1,118,208	1,647,853
Technology Services	802,052	531,619	1,538,073	885,148
Retail footwear	6,226,762	-	12,525,624	-

The product wise breakup of retail footwear revenue is given below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue source
Retail sale of footwear	$816,280	$-	$1,590,374	$-
Wholesale footwear	333,906	-	1,056,256	-
Sales on QVC television & internet shopping channel	2,141,511	-	4,360,862	-
Concession sale	2,935,065	-	5,518,132	-
	6,226,762	-	12,525,624	-

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

The details for revenues for the three months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Geographical Area
United States	-	-	-	-
United Arab Emirates	-	-	-	-
Pakistan	5,919,049	5,628,069	11,113,475	9,969,788
United Kingdom*	5,196,923	-	10,427,505	-
Total	11,115,972	5,628,069	21,540,980	9,969,788

* All revenue is generated in the United Kingdom.

Long-lived assets of the Company as of June 30, 2026, and December 31, 2025, were:

Geographic Area	June 30, 2026	December 31, 2025
United States	$10,000,688	$10,000,688
United Arab Emirates	$4,698,605	$5,751,136
Pakistan	$25,629,540	$25,942,902
United Kingdom*	$26,840,289	29,160,156
Total	$67,168,122	$70,854,881

 * All long-lived assets are located in the United Kingdom.

25. DIRECT OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interconnect, settlement and other charges	$4,488,090	$4,527,330	$8,221,468	$8,058,188
Salaries, wages and benefits	(60,794)	109,736	1,025,705	226,476
Bandwidth and other PTCL charges	79,142	101,821	136,587	139,674
Power consumption and rent	30,575	24,677	52,934	66,979
Network maintenance and insurance	(22,957)	47,508	1,675	81,861
PTA fees	12,141	3,786	27,840	6,704
Cable license fee	21,311	18,883	36,896	33,681
Inventory consumed	1,978,661	(14)	4,084,935	-
Shared service cost	574,893	255,894	941,971	305,767
Fees and subscriptions	30,983	28,386	71,279	47,156
Content cost	(822)	800	-	1,607
Security services	1,076	1,060	2,248	2,317
Others	107,417	(8,479)	143,046	72,676
	$7,239,716	$5,111,388	$14,746,583	$9,043,086

26. OTHER OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries, wages and benefits	$1,247,745	$193,710	$2,721,925	$389,906
Fees and subscriptions	13,278	12,165	30,548	20,209
Website Cost	609,407	-	1,209,253	-
Legal and professional	2,631,799	256,650	3,766,827	489,642
Rent, rates and taxes	162,826	8,547	277,379	19,358
Travelling and conveyance	74,808	47,200	196,342	104,090
Transportation	375,526	17,924	781,457	39,443
Utilities	68,009	14,029	123,103	27,831
Communications	22,853	1,320	42,673	2,727
Repairs and maintenance	51,638	5,110	82,614	10,006
Security services	3,604	3,826	7,620	8,175
Insurance	17,434	1,599	88,613	3,217
Business promotion and entertainment	1,415,766	20,590	1,499,660	42,951
Printing and stationery	7,680	1,939	14,084	4,220
Directors' meeting/remuneration expense	24,299	19,955	43,435	40,375
Miscellaneous	352,488	56,689	425,259	100,849
	$7,079,160	$661,254	$11,310,792	$1,302,999

27. OTHER INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on disposal of Subsidiaries	$2,906,362	$-	$2,906,362	$-
Gain on disposal of assets	-	-	1,274	-
Exchange gain	69,717	-	142,104	-
Liabilities written back on settlement with parties	-	52,651	-	179,139
Dividend income	1,825,778	-	1,825,778
Income on deposits, advances and savings accounts	100,363	71,177	101,525	142,999
Miscellaneous	284,775	143,736	293,540	164,363
	$5,186,995	$267,563	$5,270,582	$486,502

The following presents the calculation of the gain recognized on the disposal of subsidiaries:

	MIP Trading 1975 Limited	MIP Employees 1975 Limited	Total
	USD
Sale proceeds	1.32	1.32	2.64

Net assets

Assets
Cash and cash equivalents	310.73	-	310.73
Accounts receivable - net	133,631.34	-	133,631.34
Inventories	3,395,740.20	-	3,395,740.20
Prepayments	67,059.45	-	67,059.45
Property and equipment	160,549.00	-	160,549.00
Intangible Assets	381,409.91	-	381,409.91
	4,138,700.63	-	4,138,700.63

Liabilities
Trade and other payables	4,052,773.09	2,351,333.12	6,404,106.21
Short term financing	640,951.73	-	640,951.73
	4,693,724.82	2,351,333.12	7,045,057.94

Net assets	(555,024.19)	(2,351,333.12)	(2,906,357.31)

Gain on disposal	555,025.51	2,351,334.45	2,906,359.96

On May 14, 2026, 123 Investments Limited disposed of its entire 100% shareholding in MIP Trading 1975 Limited and MIP Employees 1975 Limited ("the Disposed Companies"), previously wholly-owned subsidiaries of 123 Investments Limited, to Agency Acquisitions Limited ("the Purchaser"), an unrelated third party, for a total consideration of $2.65 (£ 2). As a result of the disposal, the net assets of the Group increased by $2.91 million (£ 2.1 million) representing the gain on disposal of $2.91 million (£2.1 million). The gain on disposal reflects the cash consideration received of $2.65 (£ 2) offset by the net liability transfer to purchaser of $2.91 million (£ 2.1 million). The operations do not qualify for presentation as discontinued operations because the transaction does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results. At the operating subsidiary level, 123 Investments Limited continues to conduct its business without any significant change in the nature, scope, or strategy of its operations.

Furthermore, 123 Investments Limited retains the organizational structure, operational capabilities, resources, and infrastructure necessary to continue undertaking these activities. Accordingly, there has been no disposal of a separate major line of business, nor has there been any strategic shift that would meet the criteria for discontinued operations. Therefore, the results of these operations continue to be presented as part of continuing operations.

28. FINANCE COST

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Unwinding of discount on liabilities	$13,759	$51,166	21,798	51,166
Interest on term finance certificates	132,304	136,337	259,160	312,687
Interest on long term loan	167,141	133,261	310,804	276,742
Interest on short term borrowings	345,552	-	691,078	-
Finance charges on lease liabilities	18,209	27,813	36,928	48,336
Trade facility charges	51,882		116,263
Bank charges and commission	(13,967)	6,345	80,087	12,728
	$714,880	$354,922	1,516,119	701,660

29. TAXATION

The components of loss from continuing operations before provision (benefit) for income taxes consisted of the following:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

United States	$(3,475,504)	$(344,789)
Foreign	137,602	(1,771,989)
	$(3,337,902)	$(2,116,778)

The provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Current provision	2026	2025	2026	2025

For the period	$92,446	$76,365	157,020	130,098
Prior periods	-	-	-	-
Total current provision	92,446	76,365	157,020	130,098
Deferred provision	-	-	-	-
Total provision	$92,446	$76,365	157,020	130,098

The effective tax rate reconciliation for the year ended December 31, 2025, is set forth below.

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	USD	Rate	USD	Rate
Loss before provision for income taxes	(3,337,902)		(2,116,777)
U.S. statutory rate	(700,959)	21%	(444,523)	21%
Foreign rate differential	336,700	(10.09)%	240,338	(11.35)%
Changes in valuation allowance	50,218	(1.50)%	74,087	(3.50)%
Minimum turnover tax	157,020	(4.70)%	-	0%
Effective tax rate	(157,020)	4.70%	(130,098)	6.15%

The components of current and deferred income tax expense by jurisdiction were as follows:

	Six months Ended June 30,					Six months ended June 30,
	2026					2025
	USA	UAE	UK	Pakistan	Total	USA	UAE	UK	Pakistan	Total
Federal
Current	$-		-			$-	-		-
Deferred	-		-				-		-

State
Current	-		-				-		-
Deferred	-		-				-		-

Foreign
Current		-	-	157,020	157,020		-	-	130,098	130,098
Deferred	729,856	-	-	-	729,856	344,789	-	-	-	344,789
	$729,856	-	-	157,020	886,876	$344,789	-	-	130,098	474,887
Valuation allowance	(729,856)	-	-	-	(729,856)	-	-	-	-	(344,789)
Total	$-	-	-	157,020	157,020	$-	-	-	130,098	130,098

The detail of income tax paid (net of refunds received) by jurisdiction during the periods below are:

	Six Months Ended June 30,
	2026	2025
Pakistan	$53,073	$16,299
United States	-	-
United Arab Emirates	(3,498)	2,857
United Kingdom	34,799	-
	$84,374	$19,156

The components of the Company’s deferred tax assets/liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	Worldcall	123 Investments	GTC	June 30, 2026	December 31, 2025
Deferred Tax Assets
Intangible asset	-	$-	$-	$-	$-
Stores and spare and Stock in trade	4,211	-	-	4,211	4,181
Trade debts	3,227,906	-	-	3,227,906	3,204,894
Provision for credit losses of advances	232,008	-	-	232,008	230,354
Provision for credit losses of other receivables	50,443	-	-	50,443	50,083
Unused tax losses	14,610,306	-	729,856	15,340,162	14,561,518
Retirement benefits	223,128	-	-	223,128	204,270
Deferred income tax assets	18,348,002	-	729,856	19,077,858	18,255,301
Less: Valuation Allowance	(3,178,638)	-	(729,856)	(3,908,494)	(3,368,766)
Deferred income tax assets - net of valuation allowance	15,169,364	-	-	15,169,364	14,886,536

Deferred Tax Liabilities
Property, plant and equipment and held for sale	(2,936,489)	-	-	(2,936,489)	(2,915,557)
Leased assets	(3,324,068)	-	-	(3,324,068)	(3,371,718)
Sponsor Loan	(246,832)	-	-	(246,832)	(233,313)
Intangible asset	(12,074)	(5,802,855)	-	(5,814,929)	(5,773,475)
Leasehold improvements	(186,050)	-	-	(186,050)	(184,723)
Deferred income tax liabilities	(6,705,512)	(5,802,855)	-	(12,508,367)	(12,244,786)
			-
Net Deferred Tax Assets	8,463,852	(5,802,855)	-	2,660,997	2,641,750

In accordance with ASC 740-10-30-18, the deferred tax liabilities represent future taxable amounts that are expected to reverse in future periods and therefore constitute a significant source of objectively verifiable future taxable income available to realize deferred tax assets.

Substantially all deferred tax assets relate to WTL in Pakistan and GTC. The Company has recognized a full valuation allowance for GTC. Regarding WTL, the Company has also evaluated the expiration profile of its unused tax loss of $14.61 million ($12.85 million depreciation and $1.76 million business losses). A full valuation allowance has been recorded against the deferred tax assets attributable to the business losses of approximately $1.52 million as part of the total valuation allowance of $3.17 million as of June 30, 2026. The deferred tax assets attributable to unabsorbed depreciation may be carried forward indefinitely under Section 57(4) of the Pakistan Income Tax Ordinance, 2001 and therefore are not subject to expiration. In addition, the Company has approximately $6.71 million of deferred tax liabilities in Pakistan that are expected to reverse in future periods and provide a source of taxable income for realization of the deferred tax assets.

Accordingly, after considering the objectively verifiable positive evidence described above, management concluded that a full valuation allowance was not required against the remaining deferred tax assets, net.

Further, the Company also considered continued growth in revenues and expansion of operations as additional positive evidence. The Company has experienced significant growth in overall revenues in recent years, reflecting continued improvement in business operations and increasing market penetration.

Further, the Company's technology services have demonstrated continued growth and have become an increasingly important contributor to the Company's revenue and financial performance. Revenue generated from the Company's technology operations has increased substantially over the period from December 31, 2024 through June 30, 2026, reflecting the continued expansion of its technology-driven business and the successful execution of its strategic initiatives.

In addition to revenue growth, the technology services have consistently generated attractive margins, reporting gross margins of approximately $1.05 million for the year ended December 31, 2024, $1.59 million for the year ended December 31, 2025, and $0.60 million for the six-month period ended June 30, 2026. Management believes these results demonstrate the Company's ability to expand its higher-margin technology-based operations, improve operating performance, and diversify its revenue base. The continued growth of this business segment provides additional support for management's expectation of improved future operating results and cash flows.

Management is expecting significant future revenue from IT products.

The Company further notes that it has adopted a prudent approach in assessing realizability of deferred tax assets and has recorded a valuation allowance of approximately $3.17 million against tax attributes for which realization was not considered sufficiently supportable.

After weighing the objectively verifiable positive evidence against the negative evidence associated with historical losses, management concluded that it is more likely than not that the deferred tax assets, net of the recorded valuation allowance, will be realized.

30. RELATED PARTIES

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2026	2025	2026	2025

Worldcall Cable (Private) Limited	Interest charged	$-	$268	$236	$550
Worldcall Cable (Private) Limited	Expenses	-	18	-	18
Worldcall Ride Hail (Private) Limited	Interest charged	476	4	480	4
Babar Ali Syed	Funds repaid	(77,405)	(90,908)	(149,413)	(248,548)
Ben Buck	Loan	1,031,771		967,781	-
C Buck	Loan	55,199	-	306,176	-
D Buck	Loan	147,793	-	144,960	-
Key management personnel	Advances against expenses disbursed (adjusted) – net	(654)	-	(2,287)	18,690

		June 30, 2026	December 31, 2025

Advance to a related party (Non-current assets)
Stephen Andrew Buck	Advance against purchase of property	$3,303,537	$3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited		$14,938	$14,358
Worldcall Ride Hail (Private) Limited		115	$110
Footwear Software Limited		96,221	142,296
Bsoleful		3,025	-
MIP Distribution Limited		-	1,439
Total		$114,299	158,203

Due to related parties (current liabilities)
Key management personnel		$401,137	$347,416

Due to related parties (non-current liabilities)
Babar Ali Syed	Payable	$117,840	$267,253
Ben Buck	Payable	1,467,746	499,965
C Buck	Payable	979,336	673,160
D Buck	Payable	948,402	803,442
Total		$3,513,324	$2,243,820

As on June 30, 2026, and December 31, 2025, the outstanding balance from key management personnel was approximately $401,137 and $347,416, respectively, against miscellaneous expenses including salaries and other employee benefits.

The Company’s subsidiaries owe an approximately $3.51 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of June 30, 2026, which do not accrue interest and are payable upon demand.

31. GOING CONCERN AND RISKS RELATED TO WTL

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
•

Carrying amounts: As of June 30, 2026, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $48.84 million and $57.23 million, respectively.

Management will continue to monitor WTL’s financial condition, liquidity requirements, and regulatory environment. Any material changes in WTL’s ability to continue as a going concern or transfer funds to the Company will be disclosed in future filings.

123 Investments Limited incurred a loss of $0.58 million for the six months ended June 30, 2026. However, management believes such loss is temporary and seasonal in nature. The Company expects its operating performance to improve in the forthcoming periods as business activity progresses during the year.

Accordingly, management does not believe that the current period loss gives rise to any going concern uncertainty in relation to 123 Investments Limited.

32. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Basic loss per share:
Profit/(loss) after taxation attributable to parent	(a)	$215,178	(619,163)	(1,904,988)	(1,240,276)

Weighted average number of common shares	(b)	151,499,662	140,592,732	151,166,489	140,592,732

Basic loss earnings per share	(a/b)	0.001	(0.004)	(0.013)	(0.009)

Diluted loss per share:

Loss after taxation attributable to parent	(a)	215,178	(619,163)	(1,904,988)	(1,240,276)

Weighted average number of common shares		151,499,662	140,592,732	151,166,489	140,592,732
Assumed conversion of preference shares		4,140,000	-	4,140,000	-
Assumed conversion of convertible loan		812,500	-	812,500	-
Weighted average number of common shares for diluted loss per share	(b)	156,452,162	140,592,732	156,118,989	140,592,732

Diluted loss per common share	(a/b)	0.001	(0.004)	(0.013)	(0.009)

(a).

For the three months ended June 30, 2026, although the Company reported net income attributable to the parent, the assumed conversion of the Series A Convertible Preferred Stock and the convertible loan did not result in a dilutive effect on earnings per share. Accordingly, basic and diluted earnings per common share are the same for the period.

For the six months ended June 30, 2026 and the three- and six-month periods ended June 30, 2025, the Company incurred net losses attributable to the parent. Consequently, the assumed conversion of the Series A Convertible Preferred Stock and the convertible loan would have been anti-dilutive. Accordingly, diluted loss per common share is equal to basic loss per common share.

(b).

Shares issuable upon settlement of the contingent consideration arrangements have been excluded from the computation of basic and diluted earnings (loss) per common share. The contingent issuance of Series A Convertible Preferred Stock remains subject to the satisfaction of post-closing conditions and, accordingly, the related shares are not considered outstanding for purposes of computing basic earnings (loss) per common share.

In addition, for the six months ended June 30, 2026 and the three- and six-month periods ended June 30, 2025, the assumed conversion of such securities would have been anti-dilutive due to the net losses incurred during those periods and has therefore been excluded from the computation of diluted loss per common share. Shares potentially issuable under the performance-based earn-out arrangement have also been excluded from both basic and diluted earnings (loss) per common share because the arrangement is classified as a liability and does not represent outstanding common shares until the applicable conditions are satisfied.

33. PREFERRED STOCK

Preferred stock, $0.0001 par value –50,000,000 shares authorized and 92,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) designated at June 30, 2026, with 82,800 shares issued.

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

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

34. NON-CONTROLLING INTEREST (NCI)

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Breakup of non-controlling interest (NCI)
NCI of WorldCall Public and Others	$(611,934)	$(502,512)	$(1,307,496)	$(1,006,599)
NCI of 123 Investments Limited	931,159		(282,438)	-

35. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, each having a par value of $0.0001 per share. As of December 31, 2025, the Company had 150,719,091 issued and outstanding shares of common stock, with an aggregate par value of $15,072. During the six months ended June 30, 2026, the Company issued 1,392,000 additional shares of common stock at an issuance price of $2.00 per share, valued at $2,784,000. Shares were issued as consideration for consultancy services rendered to the Company.

In accordance with GAAP, the proceeds from the issuances have been allocated between common stock and additional paid-in capital based on the stated par value. Accordingly, $139.20 (1,392,000 shares × $0.0001 par value) has been credited to common stock, while the remaining $2,783,861 has been credited to additional paid-in capital.

As of the end of the period, the Company had 152,111,091 issued and outstanding shares of common stock, with an aggregate par value of $15,211. All issued shares are fully paid and non-assessable and rank pari passu with the existing common stock. The issuance was completed pursuant to the requisite corporate approvals. No material share issuance costs were incurred in connection with this transaction.

36. SUBSEQUENT EVENTS

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

All dollar amounts provided herein which are designated by a “$” are reported in U.S. dollars. References to “GBP” refer to British Pounds Sterling and references to “Rs” or “PAK Rupee” mean the Pakistan Rupee.

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section discusses the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

Management’s discussion and analysis included in this section reflects management’s views on the business operations. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2026, and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2026, above.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“123 Investments” or “Moda in Pelle” means 123 Investments Limited, a corporation formed under the laws of England and Wales, which we own 51% of;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
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

Overview

GlobalTech Corporation is a Nevada holding company with operations in telecommunications, technology, and retail. Through our majority-owned subsidiary WorldCall Telecom Limited, we provide wireless, long distance, cable, broadband, and fiber services in Pakistan; we also offer technology and consultancy services, including AI and big data solutions; and through 123 Investments Limited, acquired in December 2025, we operate a UK-based premium footwear business across retail, wholesale, and e-commerce channels. We manage and report these operations on a consolidated basis as a single reportable segment.

Telecom, Broadband and Cable TV Operations

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $0.15 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

Broadband customers increased as of June 30, 2026, compared to June 30, 2025 through our offering of more affordable broadband only service on FTTH and additional broadband and cable revenues of $0.36 million were recorded during the six months ended June 30, 2026, compared to the prior year’s period. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue. Additionally, the decrease in Cable TV customers is mostly on account of disengagement and conversion of Cable TV connectivity to broadband reseller bandwidth offered to the same customers. There was minimal to no impact on the service revenue from this transition.

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

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $0.65 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in the US market.

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

Retail footwear

Our 51% owned subsidiary 123 Investments Limited operates a British women’s footwear and accessories business under the Moda in Pelle brand (“Moda in Pelle”), which has grown over nearly five decades from a single independent shoe store into a national, omnichannel retailer. Founded in 1975 in Leeds, England, the business differentiated itself early through design-led collections and premium leather materials, and has since navigated multiple retail cycles by prioritizing brand integrity and customer loyalty over rapid, debt-driven expansion. Today, sales are roughly evenly split between physical stores and concessions and digital and partner channels, reflecting Moda in Pelle’s transition into a digitally enabled omnichannel retailer.

Moda in Pelle offers a diversified footwear and accessories portfolio designed to reduce reliance on any single category and support repeat purchasing. Core categories include short boots, the largest single category with year-round demand; trainers, a core growth category reflecting the shift toward casualization; sandals, a key seasonal spring/summer category; shoes, including loafers and heels; long boots, which carry higher average selling prices; and bags and accessories, which support cross-selling. The overall range skews toward casual footwear, representing approximately 65% of the assortment, with the remaining 35% classified as smart or occasion-driven styles.

Rather than serving all customers under a single label, Moda in Pelle has built a multi-brand portfolio to capture different customer segments, price points, and life stages. The flagship Moda in Pelle brand remains the primary revenue and brand equity driver, generating approximately 70% of annual revenues. Complementary brands include Shoon (comfort-led, classic footwear for older demographics), M by Moda (an accessible entry-point brand launched in 2018 for younger consumers), French Dressing (versatile, elegant daytime-to-evening styles), Bsoleful (sustainability-focused fashion footwear), Emma Somerset (a heritage brand acquired in 2008), and Moda Footwear (a distinctive, contemporary design line).

Moda in Pelle sells through multiple channels, including brand-operated retail stores, department store concessions, wholesale partnerships, QVC television and internet shopping, and its own e-commerce platform. The company employs a test-and-repeat buying model and disciplined inventory planning intended to reduce markdown exposure and protect gross margins, with different product categories performing better across different channels (for example, trainers and short boots online versus long boots and smart shoes in physical stores).

Management’s stated priorities for Moda in Pelle include expanding digital reach and personalization, pursuing selective store and concession growth in high-quality locations, exploring international expansion through capital-light channels, and using proprietary retail technology and customer data to deepen customer relationships.

123 Investments Limited posted a loss of $0.58 million for the six months ended June 30, 2026, which is temporary and seasonal. Performance in the coming period is expected to improve as the Company moves through the year.

Non-GAAP Financial Measures

We have included Adjusted EBITDA in this Report as a supplement to Generally Accepted Accounting Principles (GAAP) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. The most directly comparable GAAP measure to Adjusted EBITDA is net loss. Adjusted EBITDA is presented because we believe it provides additional useful information to investors by excluding the impact of non-operating, non-recurring, and certain non-cash items, as well as items such as interest, taxes, and depreciation and amortization, thereby facilitating comparisons of operating performance across periods. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

Additionally, other companies in our industry may calculate Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. You should not consider Adjusted EBITDA in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of this non-GAAP measure to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view this non-GAAP measure in conjunction with the most directly comparable GAAP financial measure. The Company presents the most directly comparable GAAP financial measure with equal or greater prominence than the non-GAAP measures.

Adjusted EBITDA of Company is defined as net income attributable to the Company’s shareholders plus net income attributable to non-controlling interest, net interest expense, income taxes, depreciation and amortization, and other operating (income) expenses, net, such as exchange loss/(gain).

We realized revenue and net loss (each prepared in accordance with U.S. GAAP), as well as Adjusted EBITDA, a non-GAAP financial measure, during the periods presented below as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue	$11,115,971	$5,628,068	$21,540,981	$9,969,788
Net income/(loss) (GAAP)	$534,403	$(1,121,670)	$(3,494,922)	$(2,246,875)
Adjusted EBITDA	$1,903,445	$173,201	$576,179	$86,708

Set forth below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods disclosed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

GAAP net income (loss)	534,403	(1,121,671)	(3,494,922)	(2,246,875)
Add back (subtract)
Depreciation and amortization	631,431	574,873	2,540,068	1,075,971
Finance cost	714,880	354,922	1,516,118	701,659
Taxation	92,447	76,365	157,020	130,098
Exchange (gain)/loss	(69,715)	288,712	(142,104)	425,854
Adjusted EBITDA	$1,903,445	173,201	$576,179	$86,708

Adjusted EBITDA for the three and six months ended June 30, 2026, was impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband, technology services and retail footwear, whereas Adjusted EBITDA for the three and six months ended June 30, 2025, were mainly impacted by exchange loss due to devaluation of currency.

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

Net Revenue:

Three months ended June 30, 2026, compared to the Three Months ended June 30, 2025

Revenue is derived from telecom services broadband services, technology services and retail footwear.

Total net revenue was $11.12 million for the three months ended June 30, 2026, compared to $5.63 million for the three months ended June 30, 2025, as discussed in further detail below.

Telecom services-related revenue stood at $4.57 million for the three months ended June 30, 2026, compared to $4.68 million for the three months ended June 30, 2025. This decrease of approximately $0.12 million was primarily due to a decrease in traffic volume. Broadband services generated revenue of $0.56 million for the three months ended June 30, 2026, compared to $0.42 million for the three months ended June 30, 2025. The increase was mainly due to additional internet service connection sales in 2026. Technology revenue was $0.80 million for the three months ended June 30, 2026, compared to $0.53 million for the three months ended June 30, 2025, which was increased due to the delivery of additional IT projects during the period. Retail footwear revenue recorded was $6.23 million for the three months ended June 30, of 2026 against which there was no comparable information because the retail footwear business was acquired on December 15, 2025.

Six months ended June 30, 2026, compared to the Six Months ended June 30, 2025

Total net revenue was $21.54 million for the six months ended June 30, 2026, compared to $9.97 million for the six months ended June 30, 2025, as discussed in further detail below.

Telecom services-related revenue stood at $8.48 million for the six months ended June 30, 2026, compared to $8.33 million for the six months ended June 30, 2025. This increase of approximately $0.15 million was due to an increase in international traffic in the first quarter of 2026. Broadband services generated revenue of $1.12 million for the six months ended June 30, 2026, compared to $0.76 million for the six months ended June 30, 2025. The increase of $0.36 million is mainly due to an increase in internet service sales in the six month ended June 30, 2026, compared to the six months ended June 2025.

Technology and other services revenue was $1.54 million for the six months ended June 30, 2026, compared to $0.90 million for the six months ended June 30, 2025. The increase was due to the delivery of additional IT projects during the period.

Retail footwear revenue of 123 Investments Limited stood at $12.53 million for the three months ended June 30, of 2026 against which there was no comparable information because the retail footwear business was acquired on December 15, 2025.

Direct operating costs (exclusive of depreciation and amortization): Direct operating costs (exclusive of depreciation and amortization) stood at USD $7.24 million during the three months ended June 30, 2026, compared to $5.11 million in the comparative period. The increase of $2.13 million in direct operating cost was mainly due to an increase of inventory consumed. The inventory consumed mainly relates to the inclusion of our 51% ownership of the retail footwear business acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were available.

Direct operating costs (exclusive of depreciation and amortization) during the six months ended June 30, 2026, stood at $14.75 million compared to $9.04 million during the six months ended June 30, 2025. The increase in direct costs is mainly due to interconnect costs, which are aligned with international termination revenue, salaries and benefits and inventory consumed. The inventory consumed mainly relates to the inclusion of our 51% ownership of the retail footwear business acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were available.

Other operating costs Other operating costs stood at $7.08 million during the three months ended June 30, 2026, compared to $0.66 million in the comparative period. The increase of $6.42 million in other operating costs was mainly due to consultancy charges, increases in salaries and benefits and legal and professional fees. A significant portion of this increase relates to the acquisition of the retail footwear business in the current period, the results of which are now reflected in the current period. Our 51% interest in the retail footwear business was acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were recognized in the prior comparative period.

Other operating costs during the six months ended June 30, 2026, stood at $11.30 million, compared to $1.30 million during the six months ended June 30, 2025. The increase in operating costs is mainly due to legal and professional charges and salaries and benefits. A significant portion of this increase relates to the acquisition of the retail footwear business in the current period, the results of which are now reflected in the current period. Our 51% interest in the retail footwear business was acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were recognized in the prior comparative period.

Depreciation and amortization: Depreciation and amortization was $0.63 million for the three months ended June 30, 2026, compared to $0.57 million in the comparative period. The increase of $0.06 million was mainly due to the inclusion of the retail footwear business in the current period, as discussed above.

Depreciation and amortization for the six months ended June 30, 2026, was $2.54 million, compared to $1.08 million for the six months ended June 30, 2025. The increase of $1.46 million was mainly due to the inclusion of the retail footwear business in the current period, as discussed above.

Other expenses: Other expenses were $0.01 million during the three months ended June 30, 2026, compared to $0.24 in the comparative period. The decrease of $0.23 million was mainly due to the appreciation of currency in the current quarter as compared to the corresponding year’s period, and the loss on disposal of assets recorded in the prior year’s period.

Other expenses during the six months ended June 30, 2026, stood at $0.04 million against $0.45 million. The decrease of $0.41 million was mainly due to currency devaluation in the corresponding period.

Other income: The Company recorded other income, net of $5.19 million during the three months ended June 30, 2026, compared to $0.27 million in the comparative period. The increase is mainly due to a gain on disposal of two subsidiaries of 123 Investments Limited and an exchange gain due to the appreciation of the PAK Rupee.

Other income during the six months ended June 30, 2026, was $5.27 million compared to $0.49 million during the six months ended June 30, 2025. The increase is mainly due to the gain on disposal of two subsidiaries of 123 Investments Limited and the exchange gain due to the strengthening of the PAK Rupee.

Finance cost: The finance cost during the three months ended June 30, 2026, was $0.71 million compared to $0.35 million during the period ended June 30, 2025, an increase of $0.36 million. The increase in finance costs was primarily attributable to additional borrowing costs, and other funding expenses arising from the acquisition of 51% of the retail business on December 15, 2025. Since the retail business was not part of the Company during the comparative period, there were no corresponding finance costs associated with this segment in the prior year. Accordingly, the current period reflects the incremental financing impact of the acquired operations.

The finance cost during the six months ended June 30, 2026, was $1.51 million, compared to $0.70 million during the six months ended June 30, 2025. The increase of $0.81 was mainly due to the borrowing cost. Since the retail business was not part of the Company during the comparative period, there were no corresponding finance costs associated with this segment in the prior year. Accordingly, the current period reflects the incremental financing impact of the acquired operations.

Taxation: The Company recorded taxation expense of $0.09 million during the three months ended June 30, 2026, compared to $0.07 million in the comparative period. The increase was mainly due to the increase in revenue.

Net Income (Loss): The Company had net income of $0.53 million for the three months ended June 30, 2026, compared to a net loss of $1.12 million for the three months ended June 30, 2025. The decrease in loss is mainly due to recognition of gain on disposal of two subsidiaries of 123 Investments Limited.

The Company posted a net loss of $3.49 million during the six months ended June 30, 2026, compared to $2.25 million during the six months ended June 30, 2025. The increase in net loss was primarily attributable to consultancy expenses recognized during the six months ended June 30, 2026, in connection with consultancy services provided to the Company, which were settled through the issuance of shares of the Company's common stock.

Updates on plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues have delivered quantitative growth during the six months ended June 30, 2026. The Company plans to maintain its operations with focus on voice termination into Pakistan as primary service during the remainder of 2026.

Broadband and Cable TV Operations:

The Company plans to continue with an expansion of its affordable broadband only connectivity services on FTTH along with upgrade of its existing HFC subscribers to FTTH connectivity.

Software Solutions and Technology Products:

The Company has developed a portfolio of technology products for its global offerings. The Company has also established a robust eco-system within the organization for managing sales and product support services for its products. Moving forward, the Company plans to focus on products that have significant and established market size with expected good growth potential.

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

Our CRM and related software and IT tools for operations have been further upgraded to form a commercial product BillCare (www.billcare.io) and a sales platform has been established for the same.

Market engagement with demos, discovery workshops and walkthroughs have been arranged for our partners and clients. These engagements have been very productive, but we expect that the full extent of the commercial potential will only become evident with time and progress achieved in sales.

In addition to its technology operations, through the acquisition of 123 Investments Limited on December 15, 2025, the Company expanded its business portfolio to include retail footwear operations. The retail footwear business represents a significant additional revenue stream and provides the Company with greater diversification across its operating businesses. The business is engaged in the retail sale of footwear products through its established retail operations and customer network.

Following the acquisition, the Company has focused on integrating the retail footwear operations within its broader business portfolio and maintaining and expanding its existing customer base. The Company intends to leverage the established retail platform and market presence of the footwear business to support continued revenue generation and potential growth.

The Company will continue to evaluate opportunities to improve the operational performance of the retail footwear business, enhance customer engagement and expand its market presence, while maintaining its focus on efficient cost management and sustainable revenue growth.

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of June 30, 2026 and December 31, 2025:

	Cash and cash equivalents as of June 30, 2026	Cash and cash equivalents as of December 31, 2025
United States	$62,237	$33,525
United Arab Emirates	$409,224	$146,819
Pakistan	$257,773	$124,073
United Kingdom	$67,380	224,300
	$796,306	$528,717

We have significant amounts of debt. The principal amount of our debt as of June 30, 2026, was $8.72 million, consisting of $4.15 million of Term Finance Certificates (TFC)(which were in default), and long-term and short-term borrowings of $4.57 million including 123 Investments Limited’s short-term loan of $1.07 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$4.74 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. Such funding, if required, may come from debt borrowing or the sale of equity securities. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes.

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

Continuing through the remainder of 2026, the Company may seek to raise equity funding through private or public offerings, including as part of its larger goal of uplisting its common stock to the Nasdaq Capital Market; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

We had a working capital deficit of $28.73 million as of June 30, 2026, compared to a working capital deficit of $29.78 million as of December 31, 2025. The Company believes its cash and cash equivalents, which totalled $3,617,118 as of June 30, 2026, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,820,812 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under Notes 13 (Trade and Other Payables), 14 (Current Portion of Non-Current Liabilities), 16 (Short Term Borrowings), 17 (Term Finance Certificates (TFCS)), 18 (Long Term Financing – Secured), 19 (Convertible loan), 20 (License Fee Payable), 21 (Due to related parties), 30 (Related Parties), in the notes to audited financial statements for the three and six months ended June 30, 2026.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,617,118 and $3,249,747 of cash and cash equivalents as of June 30, 2026, and December 31, 2025, respectively, which includes restricted cash of $2,820,812 and $2,721,030, that is not available for immediate ordinary business use.

Cash flows from Operating Activities: Net cash used in operating activities for the six months ended June 30, 2026, and 2025 was $(1.92) million and $(0.41) million, respectively. Net cash used in operating activities increased during the six months ended June 30, 2026 by $1.51 million, primarily due to an increase in trade and other payable of $4.44 million, an increase in payment of finance cost and lease rental payments.

Cash flows from Investing Activities: Net cash used in financing activities during the six months ended June 30, 2026 and 2025 was $0.44 million and $0.04 million, respectively. This increase was mainly due to the acquisition of assets and Indefeasible Right of Use (IRU) asset during the period.

Cash flows from Financing Activities: Net cash generated from financing activities was $4.02 million during the six months ended June 30, 2026, compared to net cash used in financing activities of $0.20 million for the six months ended June 30, 2025. This increase was mainly due to the issuance of common stock of the Company during the period for consultancy services rendered to the Company and receipt of an interest free loan from directors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the quarter ended June 30, 2026, and are included elsewhere in this quarterly report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, and December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of June 30, 2026, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer) have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief financial Officer (principal accounting officer and financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On May 1, 2026, and June 17, 2026, we issued 20,000 and 10,000 shares of common stock, respectively, to an investor relations firm in consideration for investor relations services agreed to be rendered to the Company.

On May 22, 2026, we issued 1,000,000 shares of common stock to an advisory services firm in consideration for services agreed to be rendered to the Company.

On June 18, 2026, we issued 10,000 shares of common stock to an investor relations firm in consideration for investor relations services agreed to be rendered to the Company.

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

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Term Finance Certificate (TFC) Default. The Company is currently in default with respect to the repayment of $4.17 million of its outstanding liability of Term Finance Certificates (TFCs). However, it is pertinent to note that no formal notice or letter of default has been served upon the Company by the TFC holders to date. No additional interest or penalties are due.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

