Form 10-K/A
period 2025-12-31
GlobalTech Corp
filed 2026-10-21
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on OTC Markets as of June 25, 2025, the last trading day before the end of the most recently completed second fiscal quarter, and based on the closing sales price on such date of $5.40 (as adjusted for the 1-for-3 reverse stock split effective on August 27, 2026), was $33,779,450. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 151,071,091 of Common Stock as of March 23, 2026.

Document Incorporated by Reference: None

We are a controlled company as 58.56% of our issued and outstanding shares are beneficially owned by Babar Ali Syed.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

EXPLANATORY NOTE

GlobalTech Corp. (“we,” “us,” “GlobalTech” or the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “Form 10-K/A” or “Amendment No. 3”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, and amended by Amendment No. 1 thereto, filed with the SEC on April 16, 2026 and Amendment No. 2 thereto, filed with the SEC on April 16, 2026 (as amended through Amendment No. 2 thereof, the “Original Form 10-K”).

Restatement of Annual Financial Statements

As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 2, 2026, on September 29, 2026, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, after discussion with the Company’s management and its independent registered public accounting firm, Zahid Jamil & Co (“Zahid”), concluded that the following previously issued financial statements contained material errors, should be restated and should no longer be relied upon: (i) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Affected Period”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026; (ii) the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on May 15, 2026; and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on August 13, 2026 (collectively, the “Prior Financial Statements”).

The non-reliance determination resulted from an error in the Company’s accounting for the realizability of its deferred tax assets as of December 31, 2025, in accordance with Accounting Standards Codification (ASC) 740-10-30-23 through 45-6 and ASC 740-10-30-21 through 30-22 (the “Error”). The Company concluded that its previous accounting did not appropriately weigh the objectively verifiable negative evidence existing as of December 31, 2025, and placed undue reliance on subjective projections of future taxable income. The Company therefore determined that the previous accounting constituted an error requiring correction in accordance with ASC 250.

This Amendment No. 3 includes restated audited financial statements for the Affected Period which address and correct the Error.

Refer to Note 36, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying consolidated financial statements at the end of this Report for additional information regarding the Error and the restatement.

Internal Control Considerations

In connection with the restatement of the financial statements for the Affected Period, the Company concluded its disclosure controls and procedures as of December 31, 2025 remained ineffective due to the unremediated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part II, Item 9A of this Amendment No. 3.

Reverse Stock Split

On December 29, 2025, at a special meeting of stockholders, the Company’s stockholders authorized the Board of Directors to affect a reverse stock split of the Company’s issued and outstanding common stock at a ratio ranging from one-for-two to one-for-ten. Pursuant to this authority, the Board of Directors approved a one-for-three reverse stock split (the “Reverse Stock Split”). The Company filed Articles of Amendment with the Nevada Secretary of State on August 24, 2026, and the Reverse Stock Split became effective on August 27, 2026.

The Reverse Stock Split combined every three issued and outstanding shares of common stock into one share of common stock, without changing the par value of $0.0001 per share. Fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Except where expressly indicated otherwise, common-share and per-share information presented in this Annual Report on Form 10-K/A have been retrospectively adjusted to reflect the Reverse Stock Split.

Items Amended in this Filing

This Amendment No. 3 amends the following items of the Original Form 10-K, and restates the other items of the Original Form 10-K as originally filed:

•	Part I, Item 1, “Business,” (solely to affect and discuss the Reverse Stock Split, and make corrections and updates to address the Error and certain other updates and corrections),
•	Part I, Item 1A, “Risk Factors,” (solely to affect and discuss the Reverse Stock Split, and make corrections and updates to address the Error),
•	Part I, Item 2, “Properties,” (solely to affect the Reverse Stock Split),
•	Part I, Item 3, “Legal Proceedings” (solely to affect the Reverse Stock Split),
•

Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” (solely to affect the Reverse Stock Split where indicated and to include an additional sale of unregistered shares of common stock during the period, which was inadvertently left out of the Original Form 10-K),

•

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (to update such section for the Error, the Reverse Stock Split, and certain other disclosures which management believes are necessary disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations),

•	Part II, Item 9A, “Controls and Procedures” (solely to update controls and procedures for the Error),
•	Part III, Item 10, “Directors, Executive Officers and Corporate Governance” (solely to address a prior error which referenced the Company not having an audit committee),
•	Part III, Item 11, “Executive Compensation” (solely to affect the Reverse Stock Split),
•	Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (solely to affect the Reverse Stock Split),
•	Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence” (solely to affect the Reverse Stock Split),
•	Part IV, Item 15. Exhibits and Financial Statement Schedules (solely to update for certain exhibits previously filed), and
•	The Consolidated Financial Statements included after the signature page hereof (to address and correct the Error and include related footnotes and updated footnotes associated therewith).

Except for the Items discussed above which include changes to the Original Form 10-K in order to address the Reverse Stock Split, to correct the Error, and to correct certain other minor errors in the Original Form 10-K, the Amendment No. 3 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, as amended by Amendments No. 1 and No. 2, and does not reflect events occurring after the filing of the Original Form 10-K, as amended by Amendments No. 1 and No. 2.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to this Amendment No. 3.

In accordance with applicable SEC rules, this Amendment No. 3 includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15. This Amendment No. 3 also contains an updated audit report in the consolidated financial statements which follow the signature page hereof.

Part IV

Item 15.	Exhibit and Financial Statements	153

Item 16.	Form 10-K Summary	154

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

On July 1, 2018, we enacted a “Forward Split” of our common shares, $0.0001 par value (the “Common Shares”), whereby we issued ten (10) Common Shares for each one (1) Common Share outstanding, which increased our outstanding Common Shares from 725,436 to 7,254,357 shares.

On December 29, 2025, at a special meeting of stockholders, the Company’s stockholders authorized the Board of Directors to affect a reverse stock split of the Company’s issued and outstanding common stock at a ratio ranging from one-for-two to one-for-ten. Pursuant to this authority, the Board of Directors approved a one-for-three reverse stock split (the “Reverse Stock Split”). The Company filed Articles of Amendment with the Nevada Secretary of State on August 24, 2026, and the Reverse Stock Split became effective on August 27, 2026.

The Reverse Stock Split combined every three issued and outstanding shares of common stock into one share of common stock, without changing the par value of $0.0001 per share. Fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Except where expressly indicated otherwise, common-share and per-share information presented in this Annual Report have been retrospectively adjusted to reflect the Reverse Stock Split. The Reverse Stock Split did not change the Company’s total shareholders’ equity.

WorldCall Acquisition

On December 31, 2021, we and Worldcall Holding Inc, a privately held Utah corporation (“WHI”), entered into a Plan and Agreement of Reorganization (as amended from time to time, the “Reorganization Agreement”), pursuant to which, at closing on March 2, 2022, we acquired WHI; we issued an aggregate of 39,099,824 of the shares of our common stock to Babar Ali Syed (29,487,719 shares), Muhammad Azhar Saeed (9,481,708 shares) and Mansoor Ali (130,398 shares), the former owners of 100% WHI; and WHI was merged with and into the Company, with the Company continuing as the surviving entity (the “Reorganization”).

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

(ii) 250,000 shares of the Company’s common stock at closing (the “Closing Company Common Stock”, and together with the Closing Series A Stock, the “Closing Shares”);

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

Put Option: The Shareholders Agreement provides the Shareholders with the right, exercisable during the twenty business days after the annual general meeting of Moda in Pelle in the third financial year following the year in which the Credit Facility is made available to Moda in Pelle (the “Put Option” and the “Put Option Period”), to exchange up to 10% of the shares then held by the Shareholders in Moda in Pelle for shares of the Company’s common stock (with the number of put option shares being equal to (i) the Put Option Price divided by (ii) the greater of (A) the average of the volume weighted average prices (VWAPs) for the ninety days prior to the date of determination; and (B) $7.50, as adjusted equitably for stock splits, stock dividends and recapitalizations. The Put Option is subject to, and can only be exercised if, (i) the Shareholders have converted their entire holding of Series A Preferred Stock of the Company into Company common stock, and (ii) Moda in Pelle has attained at least 75% of each of the following performance targets for the third financial year following the year in which the Credit Facility is made available to Moda in Pelle: (A) revenue of GBP 49 million, (B) EBITDA of GBP 4.897 million, (C) net profit (after tax) of £2.743 million, and (D) free cash (equal to cash flow from operations less capital expenditures) of £3.5 million (the “Performance Targets”), provided that the Performance Targets were automatically reduced by 40% because the Uplisting did not occur on or before December 31, 2025 and the Credit Facility was not provided on or before the Credit Facility Deadline.

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

Voting Agreement

The Exchange Agreement also provided that the shareholders of the Company, including the Shareholders and our majority shareholders, Babar Ali Syed and Muhammad Azhar Saeed, who held 58.56% and 18.83% of the Company’s outstanding shares of common stock, respectively, as of the parties’ entry into the Voting Agreement, would enter into a Voting Agreement, which was entered into on November 25, 2025. Pursuant to the Voting Agreement, the Shareholders appointed the Majority Shareholders with a power of attorney and irrevocable proxy to vote all shares of Company securities held by the Shareholders from time to time (including Series A Preferred Stock and Company common stock received pursuant to the Closing of the Exchange Agreement) until the earlier of (i) January 1, 2029, (ii) the date that the Shareholders hold no shared of Company securities, or (iii) the date on which the Majority Shareholders have notified the Shareholders that the Voting Agreement has been terminated. The Voting Agreement also prohibits the Shareholders from selling, transferring, or pledging Company securities without the consent of the Majority Shareholders or in violation of the Lock-Up Agreement (discussed below).

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

Convertible Series A Preferred Stock

On November 25, 2025, the Company designated 92,000 shares of Series A Preferred Stock. The Series A Preferred Stock does not accrue or participate in any dividends. In the event of a liquidation, dissolution, or winding-up of the Company, the holders are entitled to a liquidation preference equal to the greater of the $100 stated value per share or the amount they would receive if fully converted to common stock immediately prior to liquidation, distributed ratably if assets are insufficient, and paid prior to any distribution to any junior stock (including the common stock). Conversion rights include the right to convert the Series A Preferred Stock into common stock during a 60-day period beginning on March 31, 2026 (or June 1, 2026, if an uplisting application is pending), during which holders may convert shares into common stock at the Stated Value divided by the greater of $6.00 or 80% of the initial uplisting sales price on Nasdaq Capital Market, Nasdaq Global Market, or NYSE American, adjusted for stock splits or dividends, with fractional shares rounded up. The Series A Preferred Stock automatically converts into common stock on the earlier of uplisting approval or the end of the optional conversion period, using similar pricing formulas, with a floor of $7.50 for conversions at the period’s end if no uplisting has occurred.

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

The consideration for the acquisition of the Core Engine and License was 3,333,334 shares of common stock, which had an agreed upon value of $10,000,000.

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

Risks Relating to Our Reverse Stock Split

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

We need additional capital to support our operations and to undertake our business plan. We may also require additional funding in the future to support our operations or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing stockholders. As of December 31, 2025, the outstanding principal amount of our external debt for bank loans, and other borrowings amounted to approximately $8.61 million of which $4.88 million is currently in default, provided that none of the lenders have served us notice of default of such amounts to date. In addition to these borrowings, we also have lease liabilities amounting to $1.5 million. Furthermore, we may incur additional debt in the future, and may not have sufficient funds to repay our indebtedness, jeopardizing our business viability. We also borrowed $1.625 million from certain investors and issued those investors Convertible Promissory Notes (“Convertible Notes”) (discussed below).

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

The Company incurred a net loss of $11.55 million during the year ended December 31, 2025, as restated. (2024: $2.95 million). As of December 31, 2025, the accumulated loss of WorldCALL Public stands at $76.18 million (December 31, 2024: $67.30 million) and its current liabilities exceed its current assets by $29.42 million (December 31, 2024: $29.65 million). These conditions and contingencies and commitments, indicate the existence of material uncertainties that cast significant doubt about WorldCALL Public’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

As of December 31, 2025, the material weakness in our internal control over financial reporting related to inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The material weakness described above also affected the Company’s review of deferred tax asset realizability and deferred tax balance sheet presentation and contributed to the error described in Note 36 to the consolidated financial statements. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

All of our AI models are developed using “open-source” Python libraries provided by third parties. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open-source license. If we are required under the terms of an open-source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open-source license terms or infringement, misappropriation or other violation of open-source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our software products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open-source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platforms.

Although we monitor use of open-source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open-source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI software. We cannot guarantee that we will incorporate open-source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

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

Our certificate of incorporation authorizes us to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 23, 2026, we have 50,357,007 shares of Common Stock and 82,800 shares of Series A Preferred Stock outstanding (with 9,200 shares of Series A Preferred Stock designated). Accordingly, we may issue up to an additional 449,642,993 shares of Common Stock (post-split) and 49,908,000 shares of preferred stock. The future issuance of the common stock may result in substantial dilution in the percentage of the common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis, including for services or acquisitions, or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for the common stock. Our Board of Directors may authorize preferred stock and designate the rights, terms and preferences of that preferred stock at its discretion, including conversion and voting preferences, without notice to our shareholders.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of March 23, 2026, we have 50,357,007 shares of common stock issued and outstanding and 82,800 shares of Series A Preferred Stock outstanding (with 9,200 shares of Series A Preferred Stock designated). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

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

Item 2. Properties

■

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 3,073,287 shares of our common stock, representing 6.59% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director for Satview Broadband Ltd. We pay annual rents of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2026. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Note 23—Contingencies and Commitments”, in the consolidated financial statements included herein on page F-1, beginning after the signature page hereof. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTCQB market maintained by OTC Markets under the symbol “GLTK”, and previously was quoted on OTCID, provided that only a limited number of our common stock have been traded to date in a very limited and sporadic market. OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Standard Register & Transfer Company, located at 440 East 400 South Suite 300, Salt Lake City, Utah 84111.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table has not been adjusted for our 1-for-3 reverse stock split effective on August 27, 2026.

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

Holders

As of December 31, 2025, there were 868 holders of record of our common stock and 50,239,698 shares of our common stock were issued and outstanding.

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

On December 12, 2025, the Company entered into an Investor Services Relations Agreement with ArcStone Branding Inc., which was replaced on February 19, 2026 by another Investor Services Relations Agreement (the “IR Agreement”), pursuant to which the third party agreed to provide investor relations and related services to the Company during the six month term of the agreement, in consideration for cash consideration and a support staff fee and an equity fee consisting of 50,000 restricted shares of common stock, which was contemplated to be issued in six equal monthly tranches of 8,333 shares over a six-month period, each due every 30 days during the term; and an aggregate of 250,000 shares of Company common stock, which are to be earned, vested, deliverable, and non-cancellable in the following tranches: 50,000 shares on the signing date of the agreement; 50,000 shares on the date that is 120 after the effective date (December 12, 2025); 225,000 shares on the date that is 150 days after the effective date (December 12, 2025); and 75,000 shares on the date that is 180 days after the effective date (December 12, 2025), provided that if we terminate the agreement prior to the end of the term, the third party earns all of the shares. A total of 75,000 shares of common stock were issued to ArcStone Branding Inc. pursuant to the agreement on March 10, 2026.

 On December 29, 2025, we entered into a Subscription Agreement with Crickslab LLC F.Z.C, pursuant to which Crickslab LLC F.Z.C purchased $225,000 of Convertible Promissory Notes with the same terms and conditions as discussed above for $225,000.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), Rule 701 and/or Rule 506 of Regulation D of the Securities Act and/or Regulation S, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non-U.S. persons, and such securities were sold in an offshore transaction exempt from registration pursuant to Regulation S. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report, particularly under “Risk Factors,” and in other reports we file with the SEC. See also “Cautionary Note Regarding Forward-Looking Statements.” The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason except as required by law. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains references to the Company’s fiscal year ended December 31, 2025 and 2024 and should be read together with the audited Company’s consolidated financial statements and footnotes there to as of and for the years ended December 31, 2025 and 2024 and the accompanying notes included herein. in this Annual Report. The consolidated financial statements as of and for the year ended December 31, 2025 have been restated as described in Note 36 to the consolidated financial statements included at the end of this report.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Their preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Plan of Operations.

•	Results of Operations.

◊ GlobalTech Corporation
◊ 123 Investments Limited

•	Non-GAAP Financial Measures.

•	Liquidity and Capital Resources.

•	Critical Accounting Policies and Estimates.

This information should be read in conjunction with the financial statements and related notes included in the unaudited and audited financial statements included under “Index to Financial Statements” in this Annual Report.

See also “Glossary of Industry Terms” above for information on certain of the terms used below.

Plan of Operations

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

Telecom, Broadband and Cable TV Operations

Long Distance and International Operations

The Company is also engaged in Telecom, Media and Broadband operations through its subsidiary WorldCALL Public in Pakistan. Through WorldCALL Public, the Company is a leading cable and broadband operator in Pakistan and a prominent broadband communication services company providing video and broadband internet services in major cities of Pakistan through Hybrid Fiber Coaxial (HFC) and state-of-the-art fiber optic networks (In Data Insights Market’s March 2025 report entitled, “Pakistan Telecom Industry 2025-2033 Analysis: Trends, Competitor Dynamics, and Growth Opportunities”, DiMarket lists WorldCALL Public as one of “Pakistan Telecom Industry Leading Players”). It also provides fiber optic network connectivity services to corporations including telecom operators. For corporate and consumers’ segments, it also provides Fiber to the Home (FTTH) connectivity for broadband and cable TV services. The Company also offers international voice/data interconnect services with a principal focus on the termination of international voice traffic into Pakistan.

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

The Company is focusing on a roll-out of affordable FTTH services in an aggressive manner and is concentrating on broadband only connectivity for underserved areas covered by its fiber optic network. Existing revenues in long distance and international (LDI) operations are also being enhanced through additional volumes of traffic. Management is focused on maintaining a growth momentum in 2025 through maintaining its operations in LDI and expansion in broadband service revenues.

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

Other Technologies

As discussed in greater detail below, we are also focusing on acquisitions, and as described in greater detail under “Business”, we are also focused on development of our digital lending platform; compliance assurance and risk management products; ERP with e-commerce integration; and sports league management.

Moda in Pelle

123 Investments Limited is engaged in the footwear business and is optimizing its UK retail footprint through selective expansion of standalone stores, concessions, and outlets in high-performing locations, with a focus on improving store productivity, inventory efficiency, and customer experience rather than rapid physical expansion.

E-commerce and digital channels remain a key growth priority. The Company intends to further scale its online platform through enhancements to website functionality, data-driven marketing, customer personalization, and deeper integration with established online retail partners to increase reach and conversion.

Acquisitions For Additional Growth

Our operating philosophy is to maximize value for our shareholders. As a holding company, we plan acquisitions of, and investments in, business opportunities (businesses, operations and assets) which are driven by technology at their core. Additionally, we believe that we need to have business and operational elements in place that can significantly contribute towards more robust market activation and deployment of Company technology products.

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

The Company’s acquisition represents a strategic diversification of its operations and does not constitute a change in the Company’s principal line of business. The Company’s telecommunications and technology-related operations continue to represent its core business and remain a primary focus of its long-term strategy. 123 Investments Limited generates 50% of its sales on e-commerce platforms for which the Company will provide technology framework to run this business. GlobalTech has complete control over 123 Investments Limited because it appoints majority of the directors on the board of 123 Investments Limited.

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

Opportunity Drivers

At present, the global business environment is evolving at an unprecedented pace. The change is driven by the emergence of mature tech that we believe is poised to have a major disruptive impact on the conduct of business across a wide spectrum of business segments. We believe there exists a distinct opportunity over the next few years where existing technology offerings would need to be upgraded in a very short time. By attempting to invest in technology development ahead of a market curve, we believe we have curated a rich portfolio of products that is poised to make an impactful entry into commercial operations.

Acquisition Methodology

The Company’s initial evaluations are based on internal identification of prospects within the Company’s growth strategy. Thorough evaluation is carried out of underlying fundamentals related to prospects and growth potential is simulated and quantified.

The Company then typically engages with the target informally, targeting value creation as a joint objective. Once the Company’s data is more precise and accurate, an acquisition framework maximizing value creation for all concerned entities is finalized. Final recommendation for formal engagement is based on the confirmation on calculations of an expected high probability of success based on the Company’s strategic business objectives.

The acquisition methodology is collaborative in nature by design and the process has been designed to ensure that the Company’s acquisitions (business, operations, corporates and assets) are fully synchronized with the Company’s business goals and Company organization is fully geared up for efficient operational integration. The acquisition methodology ensures that Company valuation gains remain the primary focus for fulfilment of all stakeholders engaged in the transaction.

Technology Services and Products

Under our technical governance, we make our product and services ready for market through a three-tier program.

1.

Inhouse Product Development focused on large platform development targeting opportunities arising on account of new technology stack, including AI and Big Data. All developments are controlled directly by the Company and products / services created are independently marketed for value creation.

2.	Co-creation Developments targeting products and services where existing commercial products are repurposed for market requirements under our requirements.
3.	Third-party Collaborations where we are responsible for market activation of commercially attractive products and do not engage in product definition or development directly.

We are in the process of establishing our sales and operations footprint in target markets with the U.S., the U.K., E.U. and the Middle East in 2026. Certain territories are also already covered through collaborations. Future sales and operations coverage also include plans to expand to Africa, the Far East / Australia in later 2026, funding permitting.

Future Plans (12 Months)

We plan to continue to develop our technology stack for market activation of products and services. The initial phase of capacity development has been successfully completed. The structure put into place is expected to ensure that our process of enhancement of existing products and development of new products runs smoothly in sync with business growth on respective fronts. We plan to allocate additional resources for market engagement to facilitate sales for our products during the remainder of 2026. We believe that we will have sufficient capital to support our operations with our cash on hand, cash raised through operations, and funding we expect to raise.

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

Adjusted EBITDA is defined as consolidated net loss adjusted for depreciation and amortization, finance cost, income tax expense, and exchange loss.

We realized revenue and net loss (each prepared in accordance with U.S. GAAP), as well as Adjusted EBITDA, a Non-GAAP financial measure, during the periods presented below as follows:

	December 31,
	2025	2024
Net revenue	$22,068,599	$18,255,248
Net loss (GAAP)	(11,550,485)	(2,946,293)
Adjusted EBITDA	892,877	2,473,516

Adjusted EBITDA is a supplemental non-GAAP financial measure that is not required by, or presented in accordance with, U.S. GAAP. We define Adjusted EBITDA as net loss adjusted for depreciation and amortization, finance cost, taxation, and exchange loss.

Management uses this non-GAAP financial measure internally to evaluate operating performance and trends and believes this measure assists investors in understanding and comparing our operating results across reporting periods on a consistent basis by excluding items management does not believe are indicative of core operating performance.

Set forth below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods disclosed below:

	December 31,
	2025	2024

Net revenue	$22,068,599	$18,255,248

GAAP net loss	(11,550,485)	(2,946,293)
Add back (subtract)
Depreciation and amortization	2,134,460	2,804,936
Finance cost	1,395,709	2,365,281
Taxation	8,691,040	179,733
Exchange loss	222,153	69,859
Adjusted EBITDA	$892,877	$2,473,516

Adjusted EBITDA for 2025 was impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband, technology services and retail footwear, whereas Adjusted EBITDA in 2024 was mainly impacted by exchange loss due to devaluation of currency.

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

Other income: The Company recorded other income of $2.27 million for the year ended 2025, compared to $3.66 million for the year ended 2024, and this decrease is mainly due to gain on disposal of investments last year.

Finance cost: The finance cost during the year ended December 31, 2025 was $1.40 million compared to $2.37 million during the year ended December 31, 2024, a decrease of $0.97 million. The decrease was due to the decrease in the rate of interest of our debt, which is based on KIBOR, and the resulting decrease in interest payments due thereon.

Taxation: Income tax expense was $8.69 million for 2025, compared with $0.18 million for 2024. The 2025 expense includes an additional noncash valuation allowance of $8.40 million arising from the correction of an error in the assessment of the realizability of WTL’s deferred tax assets. Management concluded that the previous assessment did not appropriately weigh objectively verifiable negative evidence existing at December 31, 2025 and placed undue reliance on subjective projections of future taxable income. Further details are provided in the notes to the consolidated financial statements.

Net loss: Consolidated net loss was $11.55 million for 2025, compared with $2.95 million for 2024. The increase primarily reflects the $8.40 million valuation-allowance adjustment described above. Of that adjustment, $4.64 million was attributable to the Company’s shareholders and $3.76 million to non-controlling interests. The adjustment did not affect revenue, loss from operations, or total cash flows from operating, investing, or financing activities.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates, United Kingdom and in Pakistan, as shown in the table below as of December 31, 2025 and December 31, 2024:

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

We had a working capital deficit of $29.78 million as of December 31, 2025, compared to a working capital deficit of $23.64 million as of December 31, 2024. The Company believes its cash and cash equivalents, which totaled $3,249,747 as of December 31, 2025, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,721,030 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

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

Investing Activities: Net cash used in investing activities was $3.74 million for the year ended December 31, 2025, compared with $316 for the year ended December 31, 2024. The increase in cash used was primarily attributable to advances to a director of 123 Investments Limited toward the purchase of a building and purchases of property and equipment.

Financing Activities: Net cash generated from financing activities was $3.25 million during the year ended December 31, 2025, compared to cash used of $0.51 million for the year ended December 31, 2024. This increase was mainly due to issuance of a convertible loan note and receipt against short term borrowing.

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

International termination services:

This service represents the international inbound traffic terminated in Pakistan via the Company’s network to the local mobile network operators such as Mobilink, Zong, Telenor, and Ufone. Revenue from terminating minutes is recognized at the time the call is made over the network of the Company. There is a postpaid billing invoicing cycle for such services. Our customers are the international telecom operators, who receive traffic and terminate on our platform, and not the individuals making the calls.

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

Retail footwear

The Company, through its 51% owned subsidiary 123 Investments Limited, is engaged in the women footwear business through retail and e-commerce operations.

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

Foreign Currency Exchange Risk Economic Exposure:

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

Economic Exposure:

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

Transaction Exposure:

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

Management has conducted, with the participation of our president (our principal executive officer) and chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Tread Way Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The material weakness described above also affected the Company’s review of deferred tax asset realizability and deferred tax balance sheet presentation and contributed to the error described in Note 36 to the consolidated financial statements. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over the Company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Corporate Governance

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

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dana Green	200,000	133,334	(1)	$0.0001	12/15/2028	—	$—

(1)	Vest at the rate of 66,667 options each year on January 1st.

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

(2)	$2,771 represents meeting fees paid to directors of WorldCALL Public.

(3)	The aggregate number of unvested options held by each non-employee director listed above as of December 31, 2025 was as follows:

Name	Unvested Options (#)
Charles J. Bartolotta	66,667
James A. Gibbons	66,667
Al Abduwani Mehdi Mohammad Jawad Abdullah	66,667
David Julian Fox	66,667

•	Exchange Rate: December 31, 2025 USD equals Rs. 280.55.
•	Exchange Rate: December 31, 2024 USD equals Rs. 278.85.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	—	$—	4,829,390	(2)
Equity compensation plans not approved by stockholders	2,166,667	$0.0001	—
Total	2,166,667	$0.0001	4,829,390

(1) Consists of awards available for future issuance under the GlobalTech Corporation 2024 Equity Incentive Plan.

(2) On April 1, 2025, the number of shares available under the GlobalTech Corporation 2024 Equity Incentive Plan increased automatically by 2,329,390 shares, to 4,829,390 shares (see discussion below).

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2024 Plan is the sum of (i) 2,500,000 shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2025 (the number of shares available under the 2024 Plan increased automatically by 2,329,390 shares on April 1, 2025, to 4,829,390 shares and ending on (and including) April 1, 2034, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 2,500,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 25,000,000 shares of common stock (or awards) may be issued or granted under the 2024 Plan in aggregate, and no more than 25,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our current executive officers and directors as a group, as of March 23, 2026 (the “Date of Determination”). As of the Date of Determination, there were 50,357,007 shares of common stock and 82,800 shares of preferred stock issued and outstanding.

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

Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Ownership		Percent of Class (1)
Named Executive Officers and Directors
Common Stock	Dana Green, Chief Executive Officer and Director(1)	3,286,251	(2)	6.5%
Common Stock	Frank. R. Parrish, III	----		----
Common Stock	Muhammad Azhar Saeed, Chief Financial Officer	9,481,708	(2)	18.9%
Common Stock	Charles J. Bartolotta, Director	266,667	(2)	* %
Common Stock	James A. Gibbons, Chairman(3)	266,667	(2)	* %
Common Stock	Mehdi Mohammad Jawad Abdullah Al Abduwani, Director	266,667	(3)	* %
Common Stock	David Julian Fox, Director	266,667	(3)	* %
Common Stock	Abbas Raza, Chief Executive Officer of WorldCALL Public	—		—%
Common Stock	Shahzad Saleem, Chief Financial Officer of WorldCALL Public	—		—%
Common Stock	Anser Iqbal, Chief Financial Officer of Worldcall Private	—		—%
Common Stock	All Named Executive Officers and Directors as a Group (8 Persons)	13,837,958		27.54%
Greater than 5% Stockholders
Common Stock	Babar Ali Syed(3)	29,487,719		58.7%
Common Stock	Rhonda L Ahmad(4)	3,105,740		6.2%
Convertible Series A Preferred Stock (6)	Stephen Buck(7)	78,593		---%
Convertible Series A Preferred Stock (6)	John Patrick Bywater(8)	4,207		---%

* Less than 1%.

(1)	Represents 12,964 shares of our common stock held directly by Dana Green and 3,073,287 shares held by Entrada Enterprises LLC, a limited liability company controlled by Dana Green.
(2)	Includes options to purchase 266,667 shares of common stock with an exercise price of $0.0001 per share.
(3)	The business address for Babar Ali Syed is Plot No. 112-113, Block S, Quaid-e-Azam Industrial Estate, Kot Lakhpat, Lahore, Pakistan.
(4)

Pursuant to the Voting Agreement, the Series A Preferred Shareholders provided Mr. Babar Ali Syed and Mr. Muhammad Azhar Saeed with a power of attorney and irrevocable proxy to vote all shares of Company securities held by the Shareholders from time to time (including Series A Preferred Stock and Company common stock received pursuant to the Closing of the Exchange Agreement) until the earlier of (i) January 1, 2029, (ii) the date that the Shareholders hold no shared of Company securities, or (iii) the date on which the Majority Shareholders have notified the Shareholders that the Voting Agreement has been terminated. The Voting Agreement also prohibits the Shareholders from selling, transferring, or pledging Company securities without the consent of the Majority Shareholders or in violation of the Lock-Up Agreement. As such, these totals include 250,000 shares of common stock held by the Shareholders which Mr. Syed and Mr. Azhar have the right to vote pursuant to the Voting Agreement.

(5)	Includes 3,105,740 shares held by the Rhonda Ahmad Irrevocable Trust, an entity controlled by Rhonda Ahmad. Address: 13495 S Hills Dr, Reno, Nevada 89511.
(6)

The Series A Preferred Stock does not accrue or participate in any dividends. In the event of a liquidation, dissolution, or winding-up of the Company, the holders are entitled to a liquidation preference equal to the greater of the $100 stated value per share or the amount they would receive if fully converted to common stock immediately prior to liquidation, distributed ratably if assets are insufficient, and paid prior to any distribution to any junior stock (including the common stock). Holders of Series A Preferred Stock have the right to convert the Series A Preferred Stock into common stock during a 60-day period beginning on March 31, 2026 (or June 1, 2026, if an uplisting application is pending), during which holders may convert shares into common stock at the Stated Value divided by the greater of $6.00 or 80% of the initial uplisting sales price on Nasdaq Capital Market, Nasdaq Global Market, or NYSE American, adjusted for stock splits or dividends, with fractional shares rounded up. The Series A Preferred Stock automatically converts into common stock on the earlier of uplisting approval or the end of the optional conversion period, using similar pricing formulas, with a floor of $7.50 for conversions at the period’s end if no uplisting has occurred. The Series A Preferred Stock carries no voting rights except for certain customary protective provisions, which require majority holder approval for actions such as amending the Series A designation, altering authorized shares (except by redemption or conversion), authorizing new senior or adversely affecting stock, effecting exchanges into Series A Preferred Stock shares, or issuing additional Series A Preferred Stock shares beyond the Exchange Agreement terms. Increases in authorized common or junior/pari passu preferred stock are not deemed adverse to the rights of the Series A Preferred Stock. The shares have no redemption rights. The Series A Preferred Stock is described in greater detail below under “Description of Capital Stock—Preferred Stock—Convertible Series A Preferred Stock”.

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

We share office space at 3550 Barron Way Suite 13a, Reno, Nevada, USA with Satview Broadband Ltd., a Nevada Corporation controlled by Rhonda Ahmad, the holder of 3,073,287 shares of our common stock, representing 6.2% of the shares outstanding. Dana Green, our Chief Executive Officer and Director, was the Vice President of Satview Broadband Ltd. from July 2010 to June 2019 and is currently a Director of Satview Broadband Ltd. We pay annual rent of $10 per year to Satview Broadband Ltd pursuant to a written lease agreement, which expires on June 1, 2025. Dana Green, our Chief Executive Officer and Director, works at this location. We believe this space is sufficient to meet our current needs. We do not anticipate any significant difficulties in obtaining any additional space if needed.

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

Item 15. Exhibits and Financial Statements

(a) Financial Statement

The financial statements and related notes are included as part of this Form 10K as indexed in the appendix on pages F-1 through F-37

(b) Exhibits required by Item 601 of Regulation S-K

		Filed/ Furnished	Incorporated by Reference			File
Exhibit No.	Description	Herewith	Form	Exhibit	Filing Date	Number
2.1	Share Exchange Agreement dated November 24, 2025, and effective November 25, 2025, by and between GlobalTech Corporation, 123 Investments Limited, and the Shareholders of 123 Investments Limited		8-K	2.1	12/2/2025	000-56482
3.1	Articles of Incorporation dated December 12, 2017		10-12G/A	3.1	01/11/2023	000-56482
3.2	Amendment to Articles of Incorporation dated July 01, 2018		10-12G/A	3.2	01/11/2023	000-56482
3.3	Amendment to Articles of Incorporation dated August 27, 2020		10-12G/A	3.3	01/11/2023	000-56482
3.4	Articles of Merger dated March 02, 2022		10-12G/A	3.4	01/11/2023	000-56482
3.5	Amendment to Articles of Incorporation dated March 23, 2022		10-12G/A	3.5	01/11/2023	000-56482
3.6	Amended and Restated Articles of Incorporation of GlobalTech Corporation, filed with the Secretary of State of Nevada on December 10, 2024		8-K	3.1	12/13/2024	000-56482
3.7	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to affect an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock, $0.0001 par value per share, that we may issue from 10,000,000 to 500,000,000 and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.2	12/13/2024	000-56482
3.8	Certificate of Validation to Accompany the Filing of the Certificate of Amendment to change our name from “Elko Broadband Inc” to “GlobalTech Corporation” and accompanying Certificate of Amendment, as filed with the Secretary of State of Nevada on December 11, 2024		8-K	3.3	12/13/2024	000-56482
3.9	Certificate of Designation of GlobalTech Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of its Convertible Series A Preferred Stock, filed with the Secretary of State of Nevada on November 25, 2025		8-K	3.1	12/2/2025	000-56482
3.10	By-Laws		10-12G/A	3.6	01/11/2023	000-56482
4.1	Description of the Registrant’s Securities		10-K	4.1	03/31/2026	000-56482
10.1	Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 31, 2021		10-12G/A	10.1	01/11/2023	000-56482
10.1 (a)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated September 13, 2022		10-12G/A	10.1A	01/11/2023	000-56482
10.1 (b)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated December 19, 2022		10-12G/A	10.1B	01/11/2023	000-56482
10.1(c)	Amendment to Plan and Agreement of reorganization between ELKO Broadband Inc and Worldcall Holding Inc dated March 16, 2023		10-K/A	10.1C	04/11/2023	000-56482
10.1(d)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Worldcall Holdings Inc dated June 21, 2023.		10-K/A	10.1D	09/11/2023	000-56482
10.1(e)	Amendment to Plan and Agreement of Reorganization between Elko Broadband Inc. and Worldcall Holdings Inc. dated December 19, 2023.		8-K	10.1(e)	12/19/2023	000-56482
10.1(f)	Amendment to Plan and Agreement of reorganization between Elko Broadband and Woldcall Holdings Inc. dated March 29, 2024.		8-K	10.1(f)	03/29/2024	000-56482
10.2≠	Employment Agreement between WorldCALL Public and Babar Ali Syed		10-12G/A	10.2	01/11/2023	000-56482
10.3≠	Employment Agreement between WorldCALL Public and Muhammad Azhar Saeed		10-12G/A	10.3	01/11/2023	000-56482
10.4≠	Employment Agreement between WorldCALL Public and Mansoor Ali		10-12G/A	10.4	01/11/2023	000-56482
10.5	Lease agreement between Company and Satview Broadband Limited dated June 01, 2022		10-12G/A	10.5	01/11/2023	000-56482

10.6	Lease Agreement between WorldCALL Public and Al-Khair Polymers (Pvt) Limited dated April 07, 2021		10-12G/A	10.6	01/11/2023	000-56482
10.7	Lease Agreement between WorldCALL Public and WorldCall Private dated February 01, 2022		10-12G/A	10.7	01/11/2023	000-56482
10.8	Lease Agreement between FZC and Ajman Freezone dated August 28, 2021		10-12G/A	10.8	01/11/2023	000-56482
10.9	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated February 11, 2005		10-12G/A	10.9	01/11/2023	000-56482
10.10	Agreement between WorldCALL Public and Transworld Associates (Pvt) Limited dated March 30, 2006		10-12G/A	10.10	01/11/2023	000-56482
10.11	Agreement between WorldCALL Public and Capital Development Authority dated March 12, 2007		10-12G/A	10.11	11/21/2022	000-56482
10.12	Agreement between WorldCALL Public and Telenor Pakistan (Pvt) Limited dated August 01, 2007		10-12G/A	10.12	01/11/2023	000-56482
10.13	Agreement between WorldCALL Public and Multinet (Pvt) Limited dated December 04, 2008		10-12G/A	10.13	01/11/2023	000-56482
10.14	Agreement between WorldCALL Public and Pakistan Mobile Communication Limited dated July 28, 2019		10-12G/A	10.14	01/11/2023	000-56482
10.15	Agreement between WorldCALL Public and Station Headquarter Lahore Cantonment dated January 11, 2018		10-12G/A	10.16	01/11/2023	000-56482
10.16	Agreement between WorldCALL Public and Acmetel USA LLC dated February 21, 2020		10-12G/A	10.17	01/11/2023	000-56482
10.17	Subscription and Shareholder Agreement between Oman Telecom Company, and Worldcall Telecom Limited dated January 27, 2013		10-K/A	10.18	09/11/2023	000-56482
10.18≠	GlobalTech Group, Inc. 2024 Equity Incentive Plan		8-K	10.1	12/11/2024	000-56482
10.19	Shareholders Agreement dated November 24, 2025, and effective November 25, 2025, by and between GlobalTech Corporation and the other Shareholders of 123 Investments Limited		8-K	10.1	12/2/2025	000-56482
10.20	Voting Agreement dated November 24, 2025, and effective November 25, 2025, by and among Stephen Buck and John Patrick Bywater and Babar Ali Syed and Muhammad Azhar Saeed		8-K	10.2	12/2/2025	000-56482
10.21	Lock-Up and Leak-Out Agreement between GlobalTech Corporation and the other Shareholders of GlobalTech Corporation		8-K	10.3	12/2/2025	000-56482
21.1	Subsidiaries of the Registrant		10-12G/A	21	01/11/2023	000-56482
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	X
32.2**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Filed herewith.

** Furnished herewith.

≠ management contract or any compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTECH CORPORATION

Dated: October 21, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 21, 2026	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GlobalTech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GlobalTech Corporation (a Nevada corporation) fand subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operation, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and the consolidated results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 36 to the consolidated financial statements, the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2025, have been restated to correct a misstatement relating to the valuation allowance on deferred tax assets and the presentation of deferred tax balances.

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

PCAOB No. 7257

We have served as the Company’s Auditor since 2025.

Lahore, Pakistan

Dated: March 26, 2026 except for the effects of the restatement described in Note 36 and the retrospective reverse stock split adjustments described in Note 37, as to which the date is October 12, 2026.

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

Lahore, Pakistan

March 24, 2025, except for Note 1, 2, 11, 14, 21, 25, 27 and 28 as to which the date is December 10, 2025

GLOBALTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$528,717	$822,251
Restricted cash	2,721,030	2,633,019
Accounts receivable – net – Pledge	8,283,057	3,780,777
Short term investments – Pledge	1,037,131	970,596
Prepayments	960,235	60,234
Stores and spares – Pledge	835,010	838,641
Stock in trade	5,225,746	-
Advances	4,332,758	4,660,122
Due from related parties	158,203	13,430
Other receivables	1,426,910	3,933,728
Total current assets	25,508,797	17,712,798
Property, plant and equipment – Pledge	16,074,411	16,936,286
Operating lease right-of-use assets	1,248,106	451,111
Intangible assets – net – Pledge	46,253,581	10,264,049
Goodwill	4,826,375	-
Advance to a related party	3,360,688	-
Long term receivables and other assets	3,232,132	3,123,603
Deferred tax asset	-	8,468,381
TOTAL ASSETS	$100,504,090	$56,956,228
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other payables	$38,416,828	$26,721,113
Current portion of non-current liabilities	8,896,008	8,320,104
Accrued interest	4,044,858	3,545,054
Short term borrowings - Pledge	2,949,049	1,103,560
Due to related parties	347,416	542,185
Provision for taxation – net	634,002	1,125,182
Total current liabilities	55,288,161	41,357,198
Term finance certificates	-	-
Long term financing – secured	623,629	1,154,484
Long term financing – Convertible	1,625,000	-
Long term deposits and payable	1,687,168	1,412,328
License fee payable	162,228	163,217
Operating lease liability	977,792	635,030
Post employment benefits	704,377	676,084
Due to related parties	2,243,820	709,975
Deferred Tax Liability	5,761,487	-
Total non-current liabilities	13,785,501	4,751,118
TOTAL LIABILITIES	$69,073,662	$46,108,316
CONTINGENCIES AND COMMITMENTS (NOTE 23)
SHAREHOLDERS' EQUITY:
Preferred stock, $100 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock at December 31, 2025 and 82,800 shares issued	8,280,000	-

Common stock, $0.0001 par value - authorized 500,000,000 shares at December 31, 2025 and December 31, 2024 and issued 50,239,698 and 46,644,464 shares, respectively.	5,024	4,664
Additional paid in capital	11,580,369	9,329
Accumulated other comprehensive loss	(322,182)	(896,497)
Accumulated deficit	(44,462,692)	(38,110,867)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(24,919,481)	(38,993,371)
Non - controlling interest	56,349,909	49,841,283
TOTAL SHAREHOLDERS’ EQUITY	31,430,428	10,847,912
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,504,090	$56,956,228

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
	Restated
NET REVENUE	$22,068,599	$18,255,248
Direct operating costs	(20,064,066)	(16,800,147)
Other operating costs	(3,274,580)	(2,505,673)
Depreciation and amortization	(2,134,460)	(2,804,936)
Other expenses	(325,885)	(201,841)
OPERATING LOSS	(3,730,392)	(4,057,349)
OTHER:
Other income – net	2,266,656	3,656,070
Finance cost	(1,395,709)	(2,365,281)
LOSS BEFORE TAXATION	(2,859,445)	(2,766,560)
Taxation	(8,691,040)	(179,733)
NET LOSS	$(11,550,485)	$(2,946,293)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation - (a)	(6,351,825)	(1,626,354)
Non - controlling interest (NCI)	(5,198,660)	(1,319,939)
	(11,550,485)	(2,946,293)

Loss per common share: basic and diluted - (a/b)	$(0.129)	$(0.035)
Weighted-average common shares used to compute basic and diluted loss per share - (b)	49,091,953	46,607,139

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
	Restated
NET LOSS	$(11,550,485)	$(2,946,293)

Items that will not be reclassified to profit or loss:
Re-measurement gain of post-employment obligations	47,693	96,093
Deferred tax expense on re-measurement gain of post-employment benefit obligations	(13,831)	(27,881)
Foreign currency translation adjustment	1,006,563	1,499,724
Other Comprehensive income- net of tax	1,040,425	1,567,936

COMPREHENSIVE LOSS	$(10,510,060)	$(1,378,357)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(5,777,510)	(760,853)
Non - controlling interest (NCI)	(4,732,550)	(617,504)
	$(10,510,060)	$(1,378,357)

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,550,485)	$(2,946,293)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,134,460	2,804,936
Gain on disposal of tangible assets	(2,575)	(4,896)
Allowance of deferred tax assets	8,403,238
Gain on lease termination	(114,489)	(2,299)
Fair value gain on short term investment	(118,727)	(108,677)
Interest accretion on liabilities	1,273,826	2,225,648
Liabilities written back on settlement with parties	(1,670,548)	(56,359)
Post-employment benefits	142,292	181,485
Income on deposits, advances and savings accounts	(153,350)	(420,041)
Exchange loss on liabilities	222,153	69,859
Provision/(reversal) for credit losses of trade and other receivables	(226,249)	69,061
Changes in operating assets and liabilities:
Stores and spares	3,631	20,630
Stock in trade	(5,225,746)	-
Trade debts	(4,502,280)	264,708
Advances	327,364	(446,654)
Short Term Investment	(66,535)	(821,169)
Prepayments	(900,000)	(48,786)
Due from related parties	(144,773)
Other receivables	(101,877)	(1,826,875)
Trade and other payables	11,500,948	879,710
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	274,839	(461,567)
due to related parties	1,533,845	274,550
Long term receivables and other assets	(108,528)	1,129,753
Post-employment benefits paid	(37,132)	(26,921)
Income on deposits and saving accounts	153,350	420,041
Lease rental payments	(125,240)	(138,024)
Finance cost paid	(1,636,636)	(630,050)
Income tax paid	(799,414)	(176,044)

Net cash (used in)/generated from operating activities	(1,514,638)	225,726
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(307,237)	(123,052)
Advance to a related party	(3,360,688)	-
Advance for intangible assets	(86,911)	-
Short term investment		101,847
Proceeds from disposal of assets	18,264	20,889
Net cash used in investing activities	(3,736,572)	(316)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term finance certificates	(96,745)	-
Repayment of long-term financing	(198,072)	(326,348)
Receipt of convertible loan	1,625,000	-
Payment against director’s loan		(179,343)

Receipt of short-term borrowing	1,845,490	-
Issuance of common stock	71,400
Net cash generated from/ (used in) financing activities	3,247,073	(505,691)
Net Decrease in Cash and Cash Equivalents	(2,004,137)	(280,281)
Cash and Restricted Cash at the beginning of the year	3,455,270	3,261,539
Exchange effect	1,798,614	474,012
Cash and Restricted Cash at the End of the Year	$3,249,747	$3,455,270
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(799,414)	$(176,044)
Interest	$(1,636,636)	$(630,050)
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Acquisition of intangible assets	$(10,000,000)	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock	$10,000,000	$-
The cash and cash equivalent comprises of the following:
Cash and cash equivalent	$528,717	$822,251
Restricted cash	2,721,030	2,633,019
	$3,249,747	$3,455,270

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Restated

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2024	-	$-	$-	46,587,797	$4,658	$9,318	$(1,866,623)	$104,625	$(1,761,998)	$(36,484,513)	(38,232,535)	$50,458,787	$12,226,252
Net loss attributable for the year	-	-	-	-	-		-	-	-	(1,626,354)	(1,626,354)	(1,319,939)	(2,946,293)
Other comprehensive loss for the year - net of tax	-	-	-	-	-		37,653	827,848	865,501	-	865,501	702,435	1,567,936
Total comprehensive income for the period - net of tax	-	-	-	-	-		37,653	827,848	865,501	(1,626,354)	(760,853)	(617,504)	(1,378,357)
Issue of common stock				56,667	6	11	-	-	-	-	17	-	17
Balance as at December 31, 2024	-	$-	$-	46,644,464	$4,664	9,329	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,912
Balance as at January 1, 2025	-	$-	$-	46,644,464	$4,664	$9,329	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,912
Net loss attributable for the year	-	-	-	-	-	-	-	-	-	(6,351,825)	(6,351,825)	(5,198,660)	(11,550,485)
Other comprehensive loss for the year - net of tax	-	-	-	-	-		18,692	555,623	574,315		574,315	466,110	1,040,425
Total comprehensive income for the year - net of tax	-	-	-	-	-		18,692	555,623	574,315	(6,351,825)	(5,777,510)	(4,732,550)	(10,510,060)
Issue of Common Stock	82,800	8,280,000		3,595,234	360	11,571,040	-	-	-	-	19,851,400	11,241,176	31,092,576
Balance as at December 31, 2025	82,800	$8,280,000	-	50,239,698	$5,024	$11,580,369	$(1,810,278)	$1,488,096	$(322,182)	$(44,462,692)	(24,919,481)	$56,349,909	$31,430,428

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

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc. (now as GlobalTech Corporation) and Worldcall Holding Inc.(“WHI”), wherein the transfer of all business assets, properties and liabilities of WHI, were exchanged for 39,099,824 shares of common stocks of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022 EBI changed its name to GlobalTech Corporation.

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

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	December 31, 2025	December 31, 2024
Total Assets	$40,257,902	$53,506,552
Total Liabilities	$46,492,106	$53,355,374

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

Reverse Stock Split. The Company’s 1-for-3 reverse stock split became effective on August 27, 2026 and has been reflected retrospectively in common-share and per-share information for all periods presented, as described in Note 37.

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

For all revenue streams the Company is acting as a principle because it bears all risks and rewards for revenue recognition.

The timing of transfer of control for each revenue stream is as follows:

1.	International termination service: Control is transferred when the call is completed and the customer receives and consumes benefits.
2.	Broadband service: Control is transferred when service is provided to the customer.
3.	Metro fiber solutions: Control is transferred when an agreement is made and services are rendered.
4.	Capacity sales services: Control is transferred when service is provided.
5.	Technology services: control is transferred when the right to use the software, application etc. are granted to the customers.
6.	Retail footwear: The control related to retail footwear products has been explained below.

• Revenue Recognition – Transfer of Control

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

All the revenue arrangements are based on contracts with customers. Individual performance obligations are accounted for separately if they are distinct within the context of the contract.

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

The Company also holds 51% shareholding of 123 Investments Limited and 49% belongs to non-controlling interest (“NCI”). The control of 123 Investments Limited is through voting rights.

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

Sr No	Particulars	Number of Shares	Rate per Share ($)	Total ($)
1	Common stock issued	250,000	6.00	1,500,000
2	Preferred stock issued	82,800	100	8,280,000
3	Contingent consideration – series A preferred stock (subject to conditions)	9,200	100	920,000
4	Earnout consideration upto $1 million (based on EBITDA & net profit targets for financial year 2026)	-	-	1,000,000
	Total consideration (maximum potential)			11,700,000

•	Common Stock Issued
250,000 shares of the Company’s common stock valued at $6.00 per share, based on the closing market price on the acquisition date, totaling $1,500,000.

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

December 31, 2025 (Restated)
Net sales	51,627,512
Net loss	(12,349,029)

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

Breakdown of operating lease expense:

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$97,639	$145,353
Short term lease cost	20,798	35,311
	$118,437	$180,664

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating leases
Operating lease ROU assets, net	$1,248,106	$451,111

Current operating lease liabilities	518,885	209,177
Non-Current operating lease liabilities	977,792	635,030
	$1,496,677	$844,207

Operating leases
ROU Assets	451,111	503,701
Addition through acquisition of 123 Investments Limited	848,875
Lease Termination	(30,400)	(17,396)
Asset lease expense	(18,580)	(41,612)
Foreign exchange (gain) loss	(2,900)	6,418
ROU Assets – net	$1,248,106	$451,111

Weighted average remaining lease term (in years):
Operating leases	6.04	6.93
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	-

Supplemental cash flow and other information related to leases was as follows:

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125,240	$138,024

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

Maturities of lease liabilities are as follows:

Operating leases - Years Ending December 31,
2026	$611,886
2027	541,487
2028	292,094
2029	153,978
2030	169,449
Thereafter	28,683
Total lease payments	$1,797,577
Less: imputed interest	$(300,900)
Total lease obligations	$1,496,677
Less: current obligations	$(518,885)
Long-term lease obligations	$977,792

11. INTANGIBLE ASSETS – NET

	Licenses	Patents, brand and copyrights	IRU - media cost	Software	Total

COST
Balance as at January 01, 2024	$4,636,199	$29,848	$18,231,795	$63,133	$22,960,975
Additions during the year	-	-	-	-	-
Exchange adjustment	-	-	232,106		232,106
Balance as at December 31, 2024	$4,636,199	$29,848	$18,463,901	$63,133	$23,193,081

Balance as on January 01, 2025	$4,636,199	$29,848	$18,463,901	$63,133	$23,193,081
Addition through acquisition during the year	-	23,587,552	-	-	23,587,552
Addition during the year		-		12,851,931	12,851,931
Renewal of license	500,000				500,000
Exchange adjustment	-	-	(141,062)		(141,062)
Balance as at December 31, 2025	$5,136,199	$23,617,400	$18,322,839	$12,915,064	$59,991,502

ACCUMULATED AMORTIZATION
Balance as at January 1, 2024	$4,636,199	$29,848	$6,668,679	$63,133	$11,397,859
Accumulated amortization on retirement of assets	-	-	-	-	-
Amortization for the year	-	-	1,466,532	-	1,466,532
Exchange adjustment			64,641	-	64,641
Balance as at December 31, 2024	$4,636,199	$29,848	$8,199,852	$63,133	$12,929,032

Balance as on January 1, 2025	$4,636,199	$29,848	$8,199,852	$63,133	$12,929,032
Amortization for the year	23,121	126,277	736,719	-	886,117
Exchange adjustment	-	-	(77,228)	-	(77,228)
Balance as at December 31, 2025	$4,659,320	$156,125	$8,859,343	$63,133	$13,737,921

Net book value as at December 31, 2024	$-	$-	$10,264,049	$-	$10,264,049

Net book value as at December 31, 2025	$476,879	$23,461,275	$9,463,496	$12,851,931	$46,253,581

Annual amortization rate (%)	5 to 20	5	7	20

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
$46,253,581

Payment for Sports League management System represents he purchase consideration for the purchase of the Core Engine from Crickslab in the form of 3,333,334 common stock, valued at $3.00 per share, totaling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment $2,463,921 for Digital Lending Platform represent payments made for development of software related to a digital lending platform. These platforms are under development by third party. It will be completed in third quarter of 2026 and after its completion we will charge amortization.

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

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	December 31,
	2025	2024
Term finance certificates	$4,137,270	$4,259,831
Mark-up payable on TFCs	2,361,760	2,395,464
Long term financing	1,878,093	1,455,632
Lease liabilities	518,885	209,177
	$8,896,008	$8,320,104

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

	December 31,
	2025	2024
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	December 31,
	2025	2024
Opening balance	$4,234,015	$4,259,831
Repayments	(96,745)	-
	4,137,270	4,259,831
Current portion	(4,137,270)	(4,259,831)
Non-current portion	$-	$-

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

These TFCs are secured against first pari passu charge over the Company's present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

18. LONG TERM FINANCING – SECURED

	December 31,
	2025	2024
Bank Islami Limited	$99,009	$182,162
Allied Bank Limited	-	-
Standard Chartered Bank limited	-	-
Askari Bank Limited	524,620	972,322
	$623,629	$1,154,484

Breakdown of long-term financing is as under:
	Bank Islami Limited	Allied Bank Limited	Askari Bank Limited	Standard Chartered Limited	Total

Opening balance as on January 1, 2024	$282,083	$311,302	$1,158,378	91,590	$1,843,353
Transfer from running finance
Repayments	(88,381)	(36,066)	(150,619)	(51,282)	(326,348)
	193,702	275,236	1,007,759	40,308	1,517,005
Less: Current portion	(37,554)	(79,469)	(245,820)	(41,470)	(404,313)
	156,148	195,767	761,939	(1,162)	1,112,692
Add: Deferred interest	252,317	263,330	596,479	20,402	1,132,528
Current Portion	(7,922)	(186,742)	(44,397)	(23,303)	(262,364)
Less: Discounting of deferred interest	(2,575)		(22,041)		(24,616)
	241,820	76,588	530,041	(2,901)	845,548
Translation loss (gain)	(215,806)	(272,355)	(319,658)	4,063	(803,756)
Closing balance as on December 31, 2024	$182,162	$-	$972,322	-	$1,154,484

Opening balance as on January 1, 2025	$193,702	$275,236	$1,007,759	$40,308	$1,517,005
Repayments	(18)	-	(156,835)	(41,219)	(198,072)
	193,684	275,236	850,924	(911)	1,318,933
Less: Current portion	(37,309)	(78,988)	(320,798)	-	(437,095)
	156,375	196,248	530,126	(911)	881,838
Add: Deferred interest	244,436	263,330	623,591	(2,760)	1,128,597
Current portion	(109,481)	(185,610)	(361,732)	-	(656,823)
Less: Discounting of deferred interest	(14,707)	-	(41,846)		(56,553)
	120,248	77,720	220,013	(2,760)	415,221
Translation loss (gain)	(177,614)	(273,968)	(225,519)	3,671	(673,430)
Closing balance as on December 31, 2025	$99,009	$-	$524,620	-	$623,629

Deferred Interest

Opening balance as on January 1, 2024	$292,059	280,461	454,834	19,986	1,047,339
Add: Interest deferred during the year	19,401	-	156,166	3,063	178,630
Less: Repayments	(39,874)				(39,874)
Less: Unwinding of discounted deferred Markup	(19,268)	(17,131)	(14,519)	(2,647)	(53,565
Closing balance as on December 31, 2024	$252,317	$263,330	$596,479	$20,402	1,132,528
Opening balance as on January 1, 2025	$252,317	$263,330	$596,479	$20,402	1,132,528
Add: Interest deferred during the year	6,031	-	70,401	-	76,432
Less: Repayments	-			(23,162)	(23,162)
Less: Unwinding of discounted deferred Markup	(13,912)	-	(43,289)	-	(57,201)
Closing balance as on December 31, 2025	$244,436	$263,330	$623,591	$(2,760)	$1,128,597

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

Obligations for defined benefit scheme – gratuity:

The latest actuarial valuation of the gratuity scheme was conducted by independent valuer by M/S Nouman Associates as on December 31, 2025 using the following assumptions: Results of actuarial valuation are disclosed below:

Assumptions:	December 31,
	2025	2024
Discount rate for interest cost - per annum	12.25%	15.50%
Discount rate for year end obligations - per annum	11.00%	12.25%
Expected rate of increase in salary level - per annum	10.00%	11.25%
Weighted average duration of defined benefit obligation	7 years	8 years
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Rates Table
Actuarial cost method	Projected Unit Credit Method

The projected benefit obligation - Gratuity and net funded status of the defined benefit plan as of December 31, 2025, are as follows:

	December 31,
	2025	2024
Projected Benefit Obligation - Gratuity	$671,755	$640,934
Fair Value of Plan Assets	-	-
Funded Status	(671,755)	(640,934)
Net Liability Recognized	$(671,755)	$(640,934)

The Company does not maintain a funded gratuity plan, and all gratuity plan benefits are paid directly by the Company as they become due.

Changes in net liability for defined benefit scheme obligation:
	December 31,
	2025	2024
Benefit obligation, beginning of year	$640,934	$687,982
Current service cost	63,746	76,764
Interest cost	74,340	97,657
Gains and losses arising on plan settlements	-	-
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(1,439)	(3,540)
Experience Adjustments	(46,252)	(92,557)
Previous year adjustments	4,700	(491)
Benefits Due but not yet Paid	(25,495)	(132,031)
Payments made during the year	(34,903)	(1,614)
Foreign exchange effects	(3,876)	8,764
Benefit obligation, end of year	$671,755	$640,934
Funded Status, end of year	$(671,755)	$(640,934)

Components of Net Periodic Benefit Cost

The amounts recognized in the Statement of Profit or Loss Account against defined benefit scheme are as follows:

	December 31,
	2025	2024
Current service cost	$63,750	$76,764
Interest cost	74,340	97,657
Gains and losses arising on plan settlements	-	-
Charged to Consolidated Statement of Operations	$138,090	$174,421

Net remeasurements for the year - Other comprehensive income

	December 31,
	2025	2024
Actuarial (gains)/losses from changes in demographic assumptions	$-	$-
Actuarial (gains)/losses from changes in financial assumptions	(1,441)	(3,540)
Experience Adjustments	(46,252)	(92,553)
	$(47,693)	$(96,093)

Expected Future Benefit Payments:

The expected benefit payments represent undiscounted cash outflows for the next five years and a cumulative total for the following period:

Estimated future benefit payments:

2026	$75,455
2027	68,000
2028	44,582
2029	54,406
2030	52,960
2031-2036 (Total)	2,733,675

Year-end sensitivity analysis on defined benefits obligations:

Reasonably possible changes as at the reporting date to one of the relevant actuarial assumptions, holding other assumptions constant, would have resulted in present value of defined benefit obligation as stated below:

December 31,
2025
Discount rate + 100 bps	$(629,578)
Discount rate - 100 bps	718,713
Salary increase + 100 bps	(719,501)
Salary increase - 100 bps	628,123

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

Assumptions:

Latest actuarial valuation of the leave encashment scheme was conducted by independent valuer M/S Nouman Associates as on December 31, 2025 using the following assumptions:

	December 31,
	2025	2024
Discount rate for interest cost - per annum	12.25%	15.50%
Discount rate for year-end obligations - per annum	11.00%	12.25%
Expected rate of increase in salary level - per annum	10.00%	11.25%
Expected mortality rate for active employees	SLIC (2001-2005) Mortality Table
Actuarial cost method	Projected Unit Credit Method

Results of actuarial valuation are as under:

Changes in net liability for accumulating compensated absences

	December 31,
	2025	2024
Benefit obligation, beginning of year	$35,150	$35,934
Current service cost	549	2,772
Interest cost for the year	3,818	4,977
Adjustment for previous years	31	222
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(65)	(184)
Experience Adjustments	361	(447)
Benefits due but not yet Paid	(4,680)	(7,274)
Payments made during the year	(2,360)	(1,308)
Foreign exchange effects	(182)	458
Closing balance	$32,622	$35,150

Components of Net Periodic Benefit Cost

The amounts recognized in the Consolidated Statement of Operations against defined benefit scheme are as follows:

	December 31,
	2025	2024
Current service cost	$549	$2,772
Interest cost for the year	3,818	4,977
Adjustment for previous years	31	222
Actuarial (gains)/losses from changes in demographic assumptions	-	-
Actuarial (gains)/losses from changes in financial assumptions	(65)	(184)
Experience Adjustments	361	(447)
Current service cost	$4,694	$7,340

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

An assessment order dated June 14, 2016 was passed under section 11 of the Sales Tax Act 1990 raising a total sales tax demand $0.08 million along with penalty $0.004 million. which was resultantly assailed before the first appellate authority (CIR(A). The matter was remanded back by CIR(A) to the assessing officer vide order dated September 16, 2016. The department being aggrieved of the remand order filed an appeal before the ATIR and the ATIR without providing any hearing opportunity to the taxpayer, remanded the matter back to the CIR(A) vide order dated July 06, 2023. The order of ATIR was challenged before the Lahore High Court Lahore on the basis that the taxpayer has been condemned unheard, however, the reference was dismissed by Lahore High Court vide judgement dated November 27, 2023. The Company has further assailed the judgement of the Lahore High Court in the Supreme Court of Pakistan. The leave was refused by the Supreme Court of Pakistan vide judgement dated February 19, 2025. Now the case after being remanded back to the CIR(A) is in the field and the matter is pending adjudication before the CIR(A).

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

24. NET REVENUE

	December 31,
	2025	2024
Telecom services	$17,450,433	$16,067,643
Broadband services	1,488,399	1,142,218
Technology Services	2,522,236	1,113,839
Retail and footwear	638,677	-
Other Services	33,295	14,938
Gross Revenue	22,133,040	18,338,638
Less: Discounts	(1,307)	(2,202)
Less: Sales tax	(63,134)	(81,188)
	$22,068,599	$18,255,248

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

The details for revenues for the years ended December 31, 2025 and 2024, are as follows:

Geographic Area	Year Ended December 31, 2025	Year Ended December 31, 2024
United States	$-	$-
United Arab Emirates	$-	$-
Pakistan	$21,429,922	$18,255,248
United Kingdom	$638,677	-
Total	$22,068,599	$18,255,248

 Long-lived assets of the Company as of December 31, 2025 and December 31, 2024, were:

Geographic Area	December 31, 2025	December 31, 2024
United States	$10,000,688	$-
United Arab Emirates	$5,751,136	$5,473,661
Pakistan	$25,942,902	$36,146,780
United Kingdom	$29,160,156	-
Total	$70,854,882	$41,620,441

25. DIRECT OPERATING COSTS

	December 31,
	2025	2024
Interconnect, settlement and other charges	$16,711,322	$15,147,425
Salaries, wages and benefits	974,407	514,792
Bandwidth and other PTCL charges	281,380	304,043
Power consumption and rent	141,059	234,057
Network maintenance and insurance	221,589	131,293
PTA fees	42,055	30,868
Cable license fee	63,631	61,794
Annual spectrum fee	-	29,907
Stores and spares consumed	-	3,967
Inventory consumed	137,460
Shared service cost	928,506	65,765
Fees and subscriptions	52,904	98,990
Content cost	3,215	3,103
Security services	4,447	3,992
Others	502,091	170,151
	$20,064,066	$16,800,147

26. OTHER OPERATING COSTS

	December 31,
	2025	2024
Salaries, wages and benefits	$873,614	$909,687
Fees and subscriptions	22,673	28,985
Legal and professional	1,326,023	695,156
Rent, rates and taxes	104,797	35,113
Travelling and conveyance	195,792	253,809
Transportation	76,558	89,822
Utilities	73,494	68,631
Communications	13,208	10,295
Repairs and maintenance	24,583	16,672
Security services	15,957	14,010
Insurance	8,791	6,937
Business promotion and entertainment	332,570	81,399
Printing and stationery	10,639	9,329
Directors' meeting/remuneration expense	80,103	141,988
Miscellaneous	115,778	143,840
	$3,274,580	$2,505,673

27. FINANCE COST

	December 31,
	2025	2024
Unwinding of discount on liabilities	$121,884	$139,633
Mark up on term finance certificates	578,230	914,052
Mark-up on long term loan	86,867	1,181,634
Mark up on short term borrowings	829	-
Finance charges on lease liabilities	79,059	103,743
Trade facility charges	85,242	-
Bank charges and commission	443,598	26,219
	$1,395,709	$2,365,281

28. TAXATION

The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Current	(Restated)
For the year	$287,802	$179,733
Prior years	-	-
	287,802	179,733
Deferred income tax expense	8,403,238	-
	$8,691,040	$179,733

The effective tax rate reconciliations for the years ended December 31, 2025 and 2024 are presented below using both reporting-currency amounts and percentages. The 2025 amounts reflect the restatement described in Note 36.

	Year Ended December 31, 2025 (Restated)		Year Ended December 31, 2024
	USD	Rate	USD	Rate
Loss before provision for income taxes	(2,859,445)	100.00%	(2,766,560)	100.00%
Tax benefit at US Statutory rate	(600,483)	21.00%	(580,978)	21.00%
Foreign tax-rate effects:
Pakistan-tax-rate differential	1,238,781	(43.32)%	681,718	(24.64)%
Pakistan-change in valuation allowance	7,519,769	(262.98)%
Pakistan-Minimum turnover tax	282,944	(9.90)%	-	0%
Pakistan-Minimum withholding tax	4,858	(0.17)%	-	0%
Pakistan-Tax under final tax regime	4,826	(0.17)%	-	0%
UK—tax-rate differential	-	0%	-	0%
Total foreign tax effects	9,051,178	(316.54)%	681,718	(24.64)%
US-changes in valuation allowance	240,345	(8.41)%	78,993	(2.86)%
Income tax expense and effective tax rate	8,691,040	(303.94)%	179,733	(6.50)%

The foreign tax-rate differential reflects differences between the U.S. federal statutory income tax rate and the applicable income tax rates in the foreign jurisdictions in which the Company operates.

The components of loss from continuing operations before provision (benefit) for income taxes consisted of the following:

	December 31,
	2025	2024
	(Restated)
United States	$(1,144,501)	$(99,390)

Foreign	(1,714,944)	(2,667,170)
	$(2,859,445)	$(2,766,560)

The components of current and deferred income tax expense by jurisdiction were as follows:

	Year Ended December 31,					Year Ended December 31,
	2025 (Restated)					2024
	USA	UAE	UK	Pakistan	Total	USA	UAE	UK	Pakistan	Total
Federal	$-					$-
Current	-		-	-		-	-	-	-	-
Deferred	(240,345)	-	-	-	(240,345)	-	-	-	-	-

State		-
Current	-		-	-		-	-	-	-	-
Deferred	-	-	-	-		-	-	-	-	-

Foreign				-					-	-
Current		2,302	-	285,500	287,802		2,258	-	177,475	179,733
Deferred	-	-	-	-			-	-	-	-
	$(240,345)	2,302	-	285,500	47,457	$-	2,258	-	177,475	179,733
Valuation allowance	240,345	-	-	8,403,238	8,643,583	-	-	-	-	-
Total	$-	2,302	-	8,688,738	8,691,040	$-	2,258	-	177,475	179,733

The detail of income tax paid (net of refunds received) by jurisdiction during the years are:

	December 31,
	2025	2024
Pakistan	$124,426	$176,025
United States	2,048	-
United Arab Emirates	-	19
United Kingdom	672,940	-
	$799,414	$176,044

The Company recorded a consolidated pre-tax loss for the year. The effective tax rate differs from the U.S statutory rate primarily due to establishment of a valuation allowance against deferred tax assets.

The components of the Company’s deferred income taxes as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025 (Restated)				2024
As of December 31,	World Call	123 Investments	GTC	Total	Total
Deferred Tax Assets
Intangible asset	$-	$-	$-	$-
Stores and spare and Stock in trade	4,181	-		4,181	4,207
Trade debts	3,204,894	-		3,204,894	3,289,396

Provision for credit losses of advances	230,354	-		230,354	231,750
Provision for credit losses of other receivables	50,083	-	-	50,083	50,388
Unused tax losses	14,321,173	-	$240,345	14,561,518	15,389,335
DTA On Minimum Tax	-			-
Retirement benefits	204,270			204,270	196,066
Deferred income tax assets	18,014,955		240,345	18,255,300	19,161,142
Less: Valuation Allowance	(11,531,658)		(240,345)	(11,772,003)	(4,011,889)
Deferred income tax assets - net of valuation allowance	$6,483,297	$-		$6,483,297	$15,149,253

Deferred Tax Liabilities
Property, plant and equipment and held for sale	$(2,915,555)	$-		$(2,915,555)	$(3,350,820)
Leased assets	(3,137,718)	-		(3,137,718)	(3,303,760)
Sponsor Loan	(233,313)	-		(233,313)	-
Intangible asset	(11,988)	(5,761,487)		(5,773,475)	-
Leasehold improvements	(184,723)	-		(184,723)	(26,292)
Deferred income tax liabilities	$(6,483,297)	(5,761,487)		$(12,244,784)	$(6,680,872)

Net Deferred Tax (Liability)/Assets	$-	$(5,761,487)		$(5,761,487)	$8,468,381

In accordance with ASC 740-10-30-18, the deferred tax liabilities represent future taxable amounts that are expected to reverse in future periods and therefore constitute a significant source of objectively verifiable future taxable income available to realize deferred tax assets.

Substantially all of the Company’s deferred tax assets relate to WorldCall Telecom Limited (“WTL”) in Pakistan and GlobalTech Corporation (“GTC”) in the United States.

As of December 31, 2025, WTL had gross deferred tax assets of approximately $18.02 million, primarily attributable to unused tax losses, allowances for credit losses, post-employment benefits and other deductible temporary differences. The deferred tax assets attributable to unabsorbed depreciation may be carried forward indefinitely under Section 57(4) of the Pakistan Income Tax Ordinance, 2001. Other business-loss carryforwards remain subject to the applicable expiration and utilization provisions of Pakistan tax law. The indefinite carryforward period applicable to unabsorbed depreciation does not, by itself, establish that the related deferred tax assets will be realized.

In assessing the realizability of WTL’s deferred tax assets, management considered all available positive and negative evidence in accordance with ASC 740-10-30-18 and ASC 740-10-30-21 through 30-23. Management gave substantial weight to the objectively verifiable negative evidence associated with WTL’s cumulative historical operating losses. Anticipated growth in revenue, future operating profitability and the commercialization of additional products and services were based primarily on projections and therefore were not considered sufficient to overcome the objectively verifiable negative evidence.

Accordingly, the Company recorded a valuation allowance of approximately $11.53 million against WTL’s deferred tax assets as of December 31, 2025. After recording the valuation allowance, approximately $6.48 million of WTL’s deferred tax assets remain. These deferred tax assets are supported solely by approximately $6.48 million of existing deferred tax liabilities of WTL that are expected to reverse within the same tax jurisdiction and tax-paying component during periods in which the related tax attributes are available. Based on the scheduled reversal of these taxable temporary differences, management concluded that the deferred tax liabilities constitute an objectively verifiable source of taxable income under ASC 740-10-30-18. Accordingly, WTL has no net deferred tax asset as of December 31, 2025.

GTC had deferred tax assets of approximately $0.24 million as of December 31, 2025, against which a full valuation allowance has been recorded. The Company’s total valuation allowance was therefore approximately $11.77 million as of December 31, 2025.

After considering the valuation allowances and the Company’s deferred tax liabilities, the Company had no consolidated net deferred tax asset and reported a net deferred tax liability of approximately $5.76 million as of December 31, 2025. The net deferred tax liability primarily relates to taxable temporary differences associated with intangible assets of 123 Investments Limited recognized in connection with its acquisition. Management will continue to evaluate the realizability of deferred tax assets in each future reporting period based on the weight of all available positive and negative evidence.

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

The Company’s subsidiaries owe approximately $2.24 million and $0.71 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of December 31, 2025 and December 31, 2024, respectively, which does not accrue interest.

30. GOING CONCERN OF WTL

The Company’s subsidiary “WTL” incurred a loss of $10.02 million during the year ended December 31, 2025 (2024: $4.87 million). As of December 31, 2025, the accumulated loss of WTL stands at $76.18 million (December 31, 2024: $67.3 million) and its current liabilities exceed its current assets by $29.42 million (December 31, 2024: $29.65 million). These conditions, contingencies and commitments (as disclosed in note 23) and overdue borrowings, indicate the existence of material uncertainties that cast significant doubt about WTL’s ability to continue as a going concern and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. However, WorldCALL Public has financial support from majority shareholders.

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

Total current assets, total liabilities and stockholders’ equity were unchanged as a result of this reclassification.

Management evaluated the comparative-period corrections described in this note under ASC 250 and concluded that they were not material to the previously issued 2024 consolidated financial statements. Accordingly, the Company did not amend its previously filed Form 10-K for 2024 solely for these corrections. These corrections are separate from the restatement of the 2025 consolidated financial statements described in Note 36.

32. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

		December 31, 2025 (Restated)	December 31, 2024
Basic loss per share:
Loss after taxation attributable to parent	(a)	(6,351,825)	(1,626,354)

Weighted average number of common shares	(b)	49,091,953	46,607,139

Basic loss earnings per share	(a/b)	(0.129)	(0.035)

Diluted loss per share:

Loss after taxation	(a)	(6,351,825)	(1,626,354)

Weighted average number of common shares	(b)	49,091,953	46,607,139

Diluted loss per common share	(a/b)	(0.129)	(0.035)

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

The conversion provisions allow the Series A Preferred Stock to convert into shares of the Company’s common stock based on a conversion price equal to the greater of (i) $6.00 per share or (ii) 80% of the initial public offering price of the Company’s common stock in connection with a qualified uplisting transaction, subject to customary anti-dilution adjustments.

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

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

34. NON-CONTROLLING INTEREST (NCI)

	December 31, 2025 (Restated)	December 31, 2024
Net loss attributable to non-controlling interests
NCI of WorldCall Public	$(4,918,156)	$(1,319,939)
NCI of 123 Investments Limited	(280,504)	-
	(5,198,660)	(1,319,939)

35. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the original issuance date of these consolidated financial statements. In connection with their reissuance, the Company also evaluated subsequent events in accordance with applicable reissuance requirements. The Company’s 1-for-3 reverse stock split became effective on August 27, 2026 and has been reflected retrospectively in common-share and per-share information for all periods presented, as described in Note 37.

36. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2025 to correct an error in its assessment of the realizability of deferred tax assets associated with WTL.

The Company concluded that its previous assessment did not appropriately weigh objectively verifiable negative evidence existing as of December 31, 2025, including cumulative losses, and placed undue reliance on subjective projections of future taxable income. Accordingly, the Company determined that the previously issued financial statements contained an error requiring correction under ASC 250, Accounting Changes and Error Corrections.

The correction resulted in an additional valuation allowance of $8,403,238 as of December 31, 2025, increasing the Company’s consolidated valuation allowance from approximately $3.37 million to approximately $11.77 million. Following the correction, WTL’s recognized deferred tax assets are limited to the amount supported by the reversal of its deferred tax liabilities within the same tax jurisdiction and tax-paying component, subject to applicable reversal timing and utilization requirements.

The correction increased income tax expense and consolidated net loss for 2025 by $8,403,238 and reduced total shareholders’ equity by the same amount. Of this adjustment, $4,638,587 was attributable to the Company’s shareholders and $3,764,651 was attributable to non-controlling interests.

Following the correction, the Company presents no net deferred tax assets and separately presents a net deferred tax liability of $5,761,487 attributable to 123 Investments Limited and its subsidiaries in the United Kingdom. Deferred tax balances attributable to these UK operations are not offset against deferred tax balances of WTL. The separate presentation of this liability does not represent an additional tax charge beyond the $8,403,238 adjustment described above.

The correction is noncash and does not affect the Company’s revenue, loss from operations, or total cash flows from operating, investing, or financing activities.

The effects of the correction on the previously reported consolidated financial statements are summarized below. The retrospective effects of the 1-for-3 reverse stock split are described separately under “Reverse Stock Split.” (Note 37).

	As Previously Reported		As Restated
	December 31, 2025	Adjustment/ Reclassification	December 31, 2025
Balance Sheet
Non-current asset	$	$-	$
Deferred tax asset	$2,641,751	$(2,641,751)	$-
Total assets	103,145,841	(2,641,751)	100,504,090

Non-current liabilities	$-	$-	$-
Deferred tax liability	$-	$5,761,487	$5,761,487
Total non-current liabilities	$8,024,014	$5,761,487	$13,785,501
Total liabilities	$63,312,175	$5,761,487	$69,073,662
	$-	$-	$-
Shareholders' Equity	$-	$-	$-

Accumulated deficit	(39,824,105)	(4,638,587)	(44,462,692)
Shareholders' equity attributable to parent	(20,280,894)	(4,638,587)	(24,919,481)
Non - controlling interest	$60,114,560	$(3,764,651)	$56,349,909
Total shareholders' equity	$39,833,666	$(8,403,238)	$31,430,428
Total liabilities and shareholders' equity	103,145,841	(2,641,751)	100,504,090

Statement of Operations
Taxation	$(287,802)	$(8,403,238)	$(8,691,040)
Net loss after taxation	$(3,147,247)	$(8,403,238)	$(11,550,485)
	$-	$-	$-
Net loss attributable to
Common shareholders of GlobalTech Corporation	$(1,713,238)	$(4,638,587)	$(6,351,825)
Non - controlling interest (NCI)	$(1,434,009)	$(3,764,651)	$(5,198,660)

Loss per common share-basic and diluted*	(0.012)	(0.117)	(0.129)

Statement of Comprehensive Income
Net loss after taxation	$(3,147,247)	$(8,403,238)	$(11,550,485)
Comprehensive loss	$(2,106,822)	$(8,403,238)	$(10,510,060)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:	$-	$-	$-
Common shareholders of GlobalTech Corporation	$(1,138,922)	$(4,638,588)	$(5,777,510)
Non - controlling interest (NCI)	(967,900)	(3,764,650)	(4,732,550)

Statement of Cash Flows
Net loss	$(3,147,247)	$(8,403,238)	$(11,550,485)
Adjustment for non-cash charges and other items:
Allowance for deferred taxation	$-	$8,403,238	$8,403,238

* Previously reported loss per share is presented on the original pre-split basis. The adjustment reflects the combined effects of the deferred tax restatement and the retrospective 1-for-3 reverse stock split effective August 27, 2026. Restated loss per share reflects both effects.

37. RETROSPECTIVE EFFECT OF REVERSE STOCK SPLIT

Pursuant to the authority of the stockholders granted to the Board of Directors at a Special Meeting held on December 29, 2025, the Board of Directors was authorized to approve a reverse stock split of the Company’s outstanding common stock and set a final reverse stock split ratio within a range of one-for-two (1-for-2) to one-for-ten (1-for-10). The Board of Directors subsequently approved and fixed a reverse stock split of one-for-three (1-for-3). The Company filed Articles of Amendment with the Nevada Secretary of State on August 24, 2026 to give effect to the Reverse Stock Split, which became effective on August 27, 2026.

Except as otherwise indicated, all references to our common stock, share data, per share data, and related information in this filing have been adjusted to give effect to the 1-for-3 Reverse Stock Split as if it had occurred at the beginning of the earliest period presented. The Reverse Stock Split was effected pursuant to stockholder authority and the applicable regulatory and corporate approvals. The Reverse Stock Split combined each 3 shares of our outstanding common stock into one share of common stock, without any change in the par value per share and correspondingly adjusted, among other things, the number of shares of common stock issuable upon exercise of outstanding options and warrants and the exercise price of such options and warrants. Fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

	Number of shares	Amount (USD)
For Year Ended December 31, 2024
Common shares at December 31, 2024, before reverse split	139,933,391	13,993
Stock split of 1 for 3	46,644,464	4,664
Reduction resulting from reverse split	93,288,927	9,329

For Year Ended December 31, 2025
Addition of new shares	10,785,700	1,079
Stock split of 1 for offer 3	3,595,234	360
Reduction resulting from reverse split	7,190,466	719

The reverse stock split has been reflected retrospectively in the accompanying financial statements. Accordingly, all share and per-share information, including common shares outstanding, weighted-average shares outstanding and earnings per share, has been adjusted retrospectively for all periods presented to give effect to the reverse stock split as if it had occurred at the beginning of the earliest period presented.

The reverse stock split did not affect the Company's total shareholders' equity.

