Form 10-Q/A
period 2026-03-31
GlobalTech Corp
filed 2026-10-21
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 2)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 50,357,032 of Common Stock as of May 15, 2026.

EXPLANATORY NOTE

GlobalTech Corp. (“we,” “us,” “GlobalTech” or the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A” or “Amendment No. 2”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2026, and amended by Amendment No. 1 thereto, filed with the SEC on August 13, 2026 (as amended through Amendment No. 1 thereof, the “Original Form 10-Q”).

Restatement of Annual Financial Statements

As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 2, 2026, on September 29, 2026, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, after discussion with the Company’s management and its independent registered public accounting firm, Zahid Jamil & Co (“Zahid”), concluded that the following previously issued financial statements contained material errors, should be restated and should no longer be relied upon: (i) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026; (ii) the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on May 15, 2026; and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on August 13, 2026 (collectively, the “Prior Financial Statements”).

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

This Amendment No. 2 includes restated financial statements as of December 31, 2025 and March 31, 2026, and for the three months ended March 31, 2026, correcting the Error.

Refer to Note 36, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying consolidated financial statements in this Report for additional information regarding the Error and the restatement.

Internal Control Consideration

In connection with the correction of the Error described above and the revision of the comparative financial statements presented in this amended Quarterly Report on Form 10-Q/A, the Company concluded that its disclosure controls and procedures as of March 31, 2026 remained ineffective due to the un-remediated material weaknesses previously disclosed in Part II, Item 9A, “Controls and Procedures,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as well as the material weakness in internal control over financial reporting related to the Error described above. Please refer to Part I, Item 4, “Controls and Procedures,” of this amended Quarterly Report on Form 10-Q/A.

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

Except where expressly indicated otherwise, common-share and per-share information presented in this Quarterly Report on Form 10-Q/A have been retrospectively adjusted to reflect the Reverse Stock Split.

Items Amended in this Filing

This Amendment No. 2 amends the following items of the Original Form 10-Q, and restates the other items of the Original Form 10-Q as originally filed:

•

Part I, Item 1, “Financial Statements,” (solely to affect and discuss the Reverse Stock Split, make corrections and updates to address the Error and make certain other updates and corrections and include related footnotes and updated footnotes associated therewith),

•

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (solely to affect and discuss the Reverse Stock Split, and make corrections and updates to address the Error and to remove the prior references to non-GAAP loss from operations),

•	Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” (solely to affect the Reverse Stock Split), and
•	Part II, Item 6.” Exhibits,” (solely to update for certain exhibits previously filed).

Except for the Items discussed above which include changes to the Original Form 10-Q in order to address the Reverse Stock Split, to correct the Error, and to correct certain other minor errors in the Original Form 10-Q, the Amendment No. 2 does not otherwise change or update any of the disclosures set forth in the Original Form 10-Q, as amended by Amendment No. 1 thereto, and does not reflect events occurring after the filing of the Original Form 10-Q.

Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Quarterly Report on Form 10-Q” herein refer to this Amendment No. 2.

In accordance with applicable SEC rules, this Amendment No. 2 includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15.

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

PART I.

Item 1. Financial Statements.

 GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited) Restated	Restated
Current assets:
Cash and cash equivalents	$571,222	$528,717
Restricted cash	2,754,669	2,721,030
Accounts receivable – net – Pledge	7,996,528	8,283,057
Short term investments – Pledge	1,010,895	1,037,131
Prepayments	1,021,733	960,235
Stores and spares – Pledged	88,510	835,010
Inventory	4,504,006	5,225,746
Advances	4,526,074	4,332,758
Due from related parties	58,883	158,203
Other receivables	1,415,880	1,426,910
Total current assets	23,948,400	25,508,797
Property, plant and equipment – Mortgage	15,862,645	16,074,411
Operating lease right-of-use assets	1,397,282	1,248,106
Intangible assets – net – Pledge	45,280,247	46,253,581
Goodwill	4,826,375	4,826,375
Advances to related party	3,481,536	3,360,688
Long term receivables and other assets	3,343,373	3,232,132
Deferred tax asset	-	-
TOTAL ASSETS	$98,139,858	$100,504,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$38,339,257	$38,416,828
Current portion of non-current liabilities	9,192,853	8,896,008
Accrued interest	4,216,849	4,044,858
Short term borrowings- Pledge	3,656,787	2,949,049
Due to related parties	345,959	347,416
Provision for taxation – net	654,075	634,002
Total current liabilities	56,405,780	55,288,161
Term finance certificates	-	-
Long term financing – secured	485,341	623,629
Long term financing – Convertible	1,625,000	1,625,000
Long term deposits and payable	1,908,250	1,687,168
License fee payable	162,808	162,228
Operating lease liability	979,894	977,792
Deferred Tax Liability	5,810,857	5,761,487
Post employment benefits	739,342	704,377
Due to related parties	2,355,964	2,243,820
Total non-current liabilities	14,067,456	13,785,501
TOTAL LIABILITIES	$70,473,236	$69,073,662
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock 82,800 and 82,800 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8,280,000	8,280,000
Common stock, $0.0001 par value - 500,000,000 shares authorized and 50,357,032 and 50,239,698 issued and outstanding shares at March 31, 2026 and December 31, 2025, respectively.	5,036	5,024
Additional paid in capital	12,284,357	11,580,369
Accumulated other comprehensive loss	(564,304)	(322,182)
Accumulated deficit	(46,582,858)	(44,462,692)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(26,577,769)	(24,919,481)
Non – controlling interest	54,244,391	56,349,909
TOTAL SHAREHOLDERS’ EQUITY	27,666,622	31,430,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,139,858	$100,504,090

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026 (Restated)	2025
NET REVENUE	$10,425,009	$4,341,720
Direct operating costs (exclusive of depreciation and amortization shown below)	(7,506,868)	(3,931,698)
Other operating costs	(4,231,632)	(641,745)
Depreciation and amortization	(1,908,637)	(501,098)
Other expenses	(24,974)	(210,851)
OPERATING LOSS	(3,247,102)	(943,672)
OTHER:
Other income – net	83,588	218,938
Finance cost	(801,238)	(346,737)
LOSS BEFORE TAXATION	(3,964,752)	(1,071,471)
Taxation	(64,574)	(53,733)
NET LOSS	$(4,029,326)	$(1,125,204)
NET LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	(2,120,166)	(621,113)
Non - controlling interest (NCI)	(1,909,160)	(504,091)
	(4,029,326)	(1,125,204)
Loss per common share: basic and diluted	$(0.042)	$(0.013)
Weighted-average common shares used to compute basic and diluted loss per share	50,276,540	46,644,464

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	FOR THE THREE MONTHS
	ENDED
	2026 (Restated)	2025
NET LOSS	$(4,029,326)	$(1,125,204)

Items that will not be reclassified to profit or loss:
Changes in fair value of financial assets through other comprehensive income	-	-
Foreign currency translation adjustment	(438,480)	533,103
Other Comprehensive income (loss) - net of tax	(438,480)	533,103

COMPREHENSIVE LOSS	(4,467,806)	(592,101)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(2,362,288)	$(326,840)
Non - controlling interest (NCI)	(2,105,518)	(265,261)
	$(4,467,806)	$(592,101)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,029,326)	$(1,125,204)
Adjustment for non-cash charges and other items:
Depreciation and amortization	1,908,637	501,098
Gain on disposal of tangible assets	(1,272)	-
Fair value loss on short term investment	22,820
Interest accretion on liabilities	793,200	346,737
Liabilities written off on settlements with parties	-	(126,488)
Post-employment benefits	32,410	35,592
Income on deposits, advances and savings accounts	(1,162)	(71,822)
Exchange loss on liabilities	(72,388)	137,142
Changes in operating assets and liabilities:
Stores and spares	(5,085)	1,506
Inventory	1,473,323
Accounts receivables	286,530	(257,356)
Advances	(193,317)	(68,652)
Short term investment	26,236	11,943
Prepayments	(61,497)	38,097
Due from related parties	99,320
Other receivables	110,348	(192,162)
Trade and other payables	(79,033)	244,317
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	221,081	(57,383)
Due to related parties	112,144	(161,435)
Long term loans and other assets	(111,241)	(46,384)
Post employment benefits paid	-	(46,247)
Income on deposit and savings accounts	1,162	71,822
Lease rental payments	(166,531)	(31,818)
Finance cost paid	(668,306)	(163,439)
Income tax paid	(5,509)	(11,697)
Net cash used in operating activities	(307,456)	(971,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net	(94,157)	(16,808)
Acquisition of IRU asset	(343,409)	-
Advance to a related party	(120,848)	-
Net cash used in investing activities	(558,414)	(16,808)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(28,617)	(10,837)
Payment against directors' loan		(40,271)
Issuance of common stock	704,000	-
Net cash generated from (used in) financing activities	675,383	(51,108)
Net decrease in Cash and Cash Equivalents	(190,487)	(1,039,749)
Cash and Cash Equivalent at the beginning of the Period	3,249,747	3,455,270
Exchange effect	266,631	575,085
Cash and Cash Equivalent at the End of the Period	$3,325,891	$2,990,606
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(5,509)	$(11,697)
Interest	$(668,306)	$(163,439)

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$571,222	$290,894
Restricted cash	2,754,669	2,699,712
	$3,325,891	$2,990,606

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 Restated

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2026	82,800	$8,280,000	$-	50,239,698	$5,024	11,580,369	$(1,810,278)	$1,488,096	$(322,182)	$(44,462,692)	(24,919,481)	$56,349,909	$31,430,428
Net loss attributable for the period	-	-	-	-	-		-	-	-	(2,120,166)	(2,120,166)	(1,909,160)	(4,029,326)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(242,122)	(242,122)	-	(242,122)	(196,358)	(438,480)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(242,122)	(242,122)	(2,120,166)	(2,362,288)	(2,105,518)	(4,467,806)
Issue of Common Stock				117,334	12	703,988	-	-	-	-	704,000	-	704,000
Balance as at March 31, 2026	82,800	$8,280,000	$-	50,357,032	$5,036	12,284,357	$(1,810,278)	$1,245,974	$(564,304)	$(46,582,858)	(26,577,769)	$54,244,391	$27,666,622
Balance as at January 1, 2025	-	$-	$-	46,644,464	$4,664	$9,329	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,912
Net loss attributable for the period	-	-	-	-	-		-	-	-	(621,113)	(621,113)	(504,091)	(1,125,204)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	294,273	294,273		294,273	238,830	533,103
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	294,273	294,273	(621,113)	(326,840)	(265,261)	(592,101)
Balance as at March 31, 2025	-	-	-	46,644,464	$4,664	9,329	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	(39,320,211)	$49,576,022	$10,255,811

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

1.1 A Plan and Agreement of Reorganization between Worldcall Holding Inc. and GlobalTech Corporation.

A Plan and Agreement of Reorganization dated December 31, 2021, has been entered into by and between Elko Broadband Inc. (now as GlobalTech Corporation) and Worldcall Holding Inc. (“WHI”), wherein all business assets, properties and liabilities of WHI, were exchanged for 39,099,824 shares of common stock of GlobalTech Corporation, formerly Elko Broadband Inc.(“EBI”) par value $0.0001 per share. On March 23, 2022, EBI changed its name to GlobalTech Corporation.

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

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	March 31, 2026	December 31, 2025
Total Assets	$40,371,686	$40,257,902
Total Liabilities	$56,487,976	$46,492,106

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

1.2.5.1.4 MIP Employees 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Employees 1975 Limited was incorporated on May 28, 2024. The principal activities of the company include Wholesale footwear and Retail sale of footwear in specialized stores.

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

Direct Operating Costs — Direct operating costs of the Company consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunications Authority (PTA) fees, cable license fees, inventory consumed and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $1.09 million and $0.12 million of payroll costs for the three months ended March 31, 2026 and 2025, respectively, which includes payroll cost of 123 Investments Limited amounting to $0.98 million for the three months ended March 31, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, its comparable figures are not available.

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

The advance is recorded at the present value of expected cash flows, and the difference between the amount advanced and its present value is recognized as a discount expense, which will be un-wound over the term of agreement.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements.

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
250,000 shares of the Company’s common stock valued at $6.00 per share, based on the closing market price of the common stock on the acquisition date, totalling $1,500,000.

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

Breakdown of operating lease expense:

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$148,837	$30,190
Short term lease cost	110,705	10,810
	$259,542	$41,000

	March 31,	December 31,
	2026	2025
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$1,397,282	$1,248,106

Current operating lease liabilities	650,736	518,885
Non-Current operating lease liabilities	979,894	977,792

	$1,630,630	$1,496,677

Operating leases
ROU Assets	1,248,106	451,111
Addition through acquisition of 123 Investment Limited	-	848,875
Lease termination		(30,400)
Asset lease expense	(122,500)	(18,580)
Foreign exchange gain/(loss)	271,676	(2,900)
ROU Assets – net	$1,397,282	$1,248,106

Weighted average remaining lease term (in years):
Operating leases	3.75	6.04
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	4.81%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166,531	$31,818

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$-	$-

As of March 31, 2026, the detail of future lease liability is as follows:

Operating leases - Years Ending December 31,
2026 (nine months)	$537,754
2027	641,483
2028	332,811
2029	154,642
2030	170,104
Thereafter	28,786
Total lease payments	1,865,580
Less: imputed interest	(234,954)
Total lease obligations	1,630,626
Less: current obligations	(650,732)
Long-term lease obligations	$979,894

11. INTANGIBLE ASSETS – NET

	March 31,	December 31,
	2026	2025
	(Unaudited)
Licenses	$5,154,572	$5,136,199
Patents, Brand and Copyrights	23,617,507	23,617,400
IRU - media cost	18,701,034	18,322,839
Software	12,961,263	12,915,064
	60,434,376	59,991,502
Less: Accumulated amortization – net	(15,154,129)	(13,737,921)

	$45,280,247	$46,253,581

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
$45,280,247

Payment for Sports League management System represents the purchase consideration for the purchase of the Core Engine from Crickslab LLC F.Z.C in the form of 3,333,334 shares of common stock, valued at $3.00 per share, totalling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment of $2,463,921 for Digital Lending Platform represents payments made for development of software related to a digital lending platform. These platforms are under development by a third party. Development is expected to be completed in the third quarter of 2026, and after completion we will charge amortization.

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

Trade creditors include amounts payable to PTA totalling $2.79 and $2.26 million as of March 31, 2026 and December 31, 2025, respectively. Out of this amount $1.92 million (2025: $1.92 million) represents a payable regarding Annual Radio Spectrum Fees in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the honorable Lahore High Court and the honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

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

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	March 31,	December 31,
	2026	2025
	(Unaudited)
Term finance certificates	$4,152,073	$4,137,270
Mark-up payable on TFCs	2,370,205	2,361,760
Long term financing	2,019,839	1,878,093
Lease liabilities	650,736	518,885
	$9,192,853	$8,896,008

Details of the current portion of non-current liabilities are provided in their respective notes.

15. ACCRUED INTEREST

	March 31,	December 31,
	2026	2025
	(Unaudited)
Short term borrowings	$248,850	$217,554
Term finance certificates	3,967,999	3,827,304
Long term financing	-
	$4,216,849	$4,044,858

16. SHORT TERM BORROWINGS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Repurchase agreement borrowings	$804,865	801,996
Credit facility – Charles Street Finance	1,989,604	2,028,978
Credit facility – YouLend Limited	53,625	28,573
Treyed Stock Facility	719,191	-
Line of credit facility – others	89,502	89,502
	$3,656,787	$2,949,049

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

	March 31,	December 31,
	2026	2025
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Opening balance	$4,152,073	$4,234,015
Repayments	-	(96,745)
	4,152,073	4,137,270
Current portion	(4,152,073)	(4,137,270)
	-	-
Add: Deferred interest	-
Exchange adjustment	-
Closing balance	$-	$-

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

A demand of $3.77 million (including default surcharge of $1.16 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014 in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to $3.40 million (including default surcharge of $1.10 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015 which has been decided by the ATIR via an order dated July 28, 2025, in favor of the Company.

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

24. NET REVENUE

	March 31,
	2026	2025
Telecom services	$3,916,139	$3,648,741
Broadband services	554,261	338,253
Technology Services	736,021	353,529
Retail and footwear	6,298,862	-
Other Services	2,287	15,957
Gross Revenue	11,507,570	4,356,480
Less: Discounts	(17,121)	(207)
Less: Sales tax	(1,065,440)	(14,553)
	$10,425,009	$4,341,720

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Telecom Services:
International termination services	$3,916,139	$3,648,741
	$3,916,139	$3,648,741
Broadband Services:
Cable TV and internet services	445,044	230,959
Metro fiber solutions	79,615	78,551
Capacity sale services	29,602	28,743
Total	$554,261	338,253
Technology Services	$736,021	$353,529
Retail footwear	$6,298,862	$-

The product wise breakup of retail footwear revenue is given below:

	March 31,
	2026	2025
Revenue source

Retail sale of footwear	$774,094	$-
Wholesale footwear	722,350	-
Sales on QVC television & internet shopping channel	2,219,351	-
Concession sale	2,583,067	-
	$6,298,862	$-

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

The details for revenues for the three months ended March 31, 2026 and 2025, are as follows:

Geographic Area	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
United States	$-	$-
United Arab Emirates	$-	$-
Pakistan	$5,192,710	$4,341,720
United Kingdom*	$5,232,299	-
Total	$10,425,009	$4,341,720

* All revenue is generated in the United Kingdom.

Long-lived assets of the Company as of March 31, 2026 and December 31, 2025, were:

Geographic Area	March 31, 2026	December 31, 2025
United States	$11,150,688	$10,000,688
United Arab Emirates	$5,779,857	$5,751,136
Pakistan	$26,091,227	$25,942,902
United Kingdom*	$27,651,106	29,160,156
Total	$70,672,878	$70,854,882

 * All long-lived assets are located in the United Kingdom.

25. DIRECT OPERATING COSTS

	Three Months Ended March 31,
	2026	2025
Interconnect, settlement and other charges	$3,733,378	$3,530,858
Salaries, wages and benefits	1,086,499	116,740
Bandwidth and other PTCL charges	57,445	37,853
Power consumption and rent	22,359	42,302
Network maintenance and insurance	24,632	34,353
PTA fees	15,699	2,918
Cable license fee	15,585	14,798
Inventory consumed	2,106,274	14
Shared service cost	367,078	49,873
Fees and subscriptions	40,296	18,770
Content cost	822	807
Security services	1,172	1,257
Others	35,629	81,155
	$7,506,868	$3,931,698

26. OTHER OPERATING COSTS

	March 31,
	2026	2025
Salaries, wages and benefits	$1,474,180	$196,195
Fees and subscriptions	17,270	8,044
Website Cost	599,846	-
Legal and professional	1,135,028	232,992
Rent, rates and taxes	114,553	10,810
Travelling and conveyance	121,534	56,890
Transportation	405,930	21,519
Utilities	55,094	13,802
Communications	19,820	1,407
Repairs and maintenance	30,976	4,896
Security services	4,016	4,349
Insurance	71,179	1,618
Business promotion and entertainment	83,895	22,361
Printing and stationery	6,404	2,282
Directors' meeting/remuneration expense	19,136	20,420
Miscellaneous	72,771	44,160
	$4,231,632	$641,745

27. FINANCE COST

	Three Months Ended March 31,
	2026	2025
Unwinding of discount on liabilities	$8,039	-
Interest on term finance certificates	126,856	176,350
Interest on long term loan	143,663	143,481
Interest on short term borrowings	345,526	-
Finance charges on lease liabilities	18,719	20,523
Trade facility charges	64,381
Bank charges and commission	94,054	6,383
	$801,238	$346,737

28. TAXATION

The provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Current provision
For the period	$64,574	$53,733
Prior periods	-	-
Total current provision	64,574	53,733
Deferred provision	-	-
Total provision	$64,574	$53,733

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

The effective tax rate for the three months ended March 31, 2026 and 2025, is set forth below:

		Three months Ended March 31, 2026 (Restated)		Three months Ended March 31, 2025

	USD	Rate	USD	Rate
Loss before provision for income taxes	(3,964,752)	100.00%	(1,071,471)	100%
Tax benefit at US Statutory rate	(832,598)	21.00%	(225,009)	21.00%
Foreign tax-rate differential:
Pakistan-Foreign tax rate differential	718,338	(18.12)%	165,691	(15.46)%
Pakistan Changes in valuation allowance	41,249	(1.04)%	25,010	(2.33)%
Minimum turnover tax	64,574	(1.63)%	53,733	(5.01)%
UK	-	0%	-	0%
Total Foreign tax rate differential	824,161	(20.79)%	244,434	(22.81)%
US-Changes in valuation allowance	73,011	(1.84)%	34,308	(3.20)%
Income tax expense and effective tax rate	64,574	(1.63)%	53,733	(5.01)%

The Company recorded a consolidated pre-tax loss for the period. The effective tax rate differs from the U.S. statutory rate primarily due to the establishment of a valuation allowance against deferred tax assets.

The components of the Company’s deferred income taxes as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026 Restated						December 31, 2025 Restated
	WorldCall	123 Investments		GTC		Total	Total
Deferred Tax Assets
Intangible asset	$-		$-		$-	$-	$-
Stores and spare and Stock in trade	4,196		-			4,196	4,181
Trade debts	3,216,360		-			3,216,360	3,204,894
Provision for credit losses of advances	231,178		-			231,178	230,354
Provision for credit losses of other receivables	50,262		-		313,356	18,392,755	50,083
Unused tax losses	14,372,402		-		(313,356)	(11,886,263	14,561,518
DTA On Minimum Tax	-		-			-	-
Retirement benefits	205,001		-			205,001	204,270
Deferred income tax assets	18,079,399		-		353,356	18,432,755	18,255,300
Less: Valuation Allowance	(11,572,907)		-		(353,356)	(11,926,263)	(11,772,003)
Deferred income tax assets - net of valuation allowance	$6,506,492		$-		$-	$6,506,492	$6,483,297

Deferred Tax Liabilities					-
Property, plant and equipment and held for sale	$(2,925,984)		$-		$-	$(2,925,984)	$(2,915,555)
Leased assets	(3,148,943)		-		-	(3,148,943)	(3,137,718)
Sponsor Loan	(234,148)		-		-	(234,148)	(233,313)
Intangible asset			-		-	-	(11,988)
Intangible asset - 123 Investment	(12,033)		(5,810,857)		-	(5,822,890)	(5,761,487)
Leasehold improvements	(185,384)		-		-	(185,384)	(184,723)
Deferred income tax liabilities	$(6,506,492)		(5,810,857)		-	$(12,317,349)	$(12,244,784)

Net Deferred Tax (Liability)/Assets	$-	$		$		$(5,810,857)	$(5,761,487)

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

As of March 31, 2026, WTL had gross deferred tax assets of approximately $18.08 million, primarily attributable to unused tax losses, allowances for credit losses, post-employment benefits and other deductible temporary differences. The deferred tax assets attributable to unabsorbed depreciation may be carried forward indefinitely under Section 57(4) of the Pakistan Income Tax Ordinance, 2001. Other business-loss carry forwards remain subject to the applicable expiration and utilization provisions of Pakistan tax law. The indefinite carry forward period applicable to unabsorbed depreciation does not, by itself, establish that the related deferred tax assets will be realized.

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

Accordingly, the Company recorded a valuation allowance of approximately $11.57 million against WTL’s deferred tax assets as of March 31, 2026. After recording the valuation allowance, approximately $6.51 million of WTL’s deferred tax assets remain. These deferred tax assets are supported solely by approximately $6.51 million of existing deferred tax liabilities of WTL that are expected to reverse within the same tax jurisdiction and tax-paying component during periods in which the related tax attributes are available. Based on the scheduled reversal of these taxable temporary differences, management concluded that the deferred tax liabilities constitute an objectively verifiable source of taxable income under ASC 740-10-30-18. Accordingly, WTL has no net deferred tax asset as of March 31, 2026.

GTC had deferred tax assets of approximately $0.31 million as of March 31, 2026, against which a full valuation allowance has been recorded. The Company’s total valuation allowance was therefore approximately $11.89 million as of March 31, 2026.

After considering the valuation allowances and the Company’s deferred tax liabilities, the Company had no consolidated net deferred tax asset and reported a net deferred tax liability of approximately $5.81 million as of March 31, 2026. The net deferred tax liability primarily relates to taxable temporary differences associated with intangible assets of 123 Investments Limited recognized in connection with its acquisition. Management will continue to evaluate the realizability of deferred tax assets in each future reporting period based on the weight of all available positive and negative evidence.

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

		March 31,
		2026	2025
Transactions during the period
Worldcall Cable (Private) Limited	Interest charged	$236	$282
Worldcall Ride Hail (Private) Limited	Interest charged	$4	-
Babar Ali Syed	Funds repaid	(72,008)	(161,435)
Ben Buck	Loan	(63,990)	-
C Buck	Loan	250,977	-
D Buck	Loan	(2,833)	-
Key management personnel	Advances against expenses disbursed (adjusted) - net	$(1,633)	$18,690

		March 31, 2026	December 31, 2025

Advance to a related party (Non-current assets)
Stephen Andrew Buck	Advance against purchase of property	$3,481,536	$3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited		$14,646	$14,358
Worldcall Ride Hail (Private) Limited		114	$110
Footwear Software Limited		44,123	142,296
MIP Distribution Limited		-	1,439
Total		$58,883	158,203

Due to related parties (current liabilities)
Key management personnel		$345,959	$347,416

Due to related parties (non-current liabilities)
Babar Ali Syed	Payable	$195,245	$267,253
Ben Buck	Payable	435,975	499,965
C Buck	Payable	924,137	673,160
D Buck	Payable	800,607	803,442
Total		$2,355,964	$2,243,820

As on March 31, 2026 and December 31, 2025, the outstanding balance from key management personnel was approximately $345,959 and $347,416, respectively against miscellaneous expenses including salaries and other employee benefits.

The Company’s subsidiaries owe an approximately $2.36 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of March 31, 2026, which does not accrue interest.

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
•

Carrying amounts: As of March 31, 2026, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $40.37 million and $56.49 million, respectively.

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

31. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

The net loss per common share (Basic and Diluted) for the quarter ended March 31, 2026 and 2025 are given below:

		March 31, 2026	March 31, 2025
Basic loss per share:
Loss after taxation attributable to parent	(a)	$(2,120,166)	$(621,113)

Weighted average number of common shares	(b)	50,276,540	46,644,464

Basic loss earnings per share	(a/b)	(0.042)	(0.013)

Diluted loss per share:

Loss after taxation attributable to parent	(a)	$(2,120,166)	(621,113)

Weighted average number of common shares		50,276,540	46,644,464
Weighted average number of common shares for diluted loss per share	(b)	50,276,540	46,644,464

Diluted loss per common share	(a/b)	(0.042)	(0.013)

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

32. PREFERRED STOCK

Preferred stock, $0.0001 par value – 50,000,000 shares authorized and 92,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) designated at March 31, 2026 with 82,800 shares issued.

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

34. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, each having a par value of $0.0001 per share. As of the beginning of the period, the Company had 50,239,698 issued and outstanding shares of common stock, with an aggregate value of $5,024. During the period, the Company issued 117,334 additional shares of common stock at an issuance price of $6.00 per share, valued at $704,000.

In accordance with GAAP, the proceeds from the issuance have been allocated between common stock and additional paid-in capital based on the stated par value. Accordingly, $11.73 (117,334 shares × $0.0001 par value) has been credited to common stock, while the remaining $703,988.27 has been credited to additional paid-in capital.

As of the end of the period, the Company had 50,357,032 issued and outstanding shares of common stock, with an aggregate value of $5,036. All issued shares are fully paid and non-assessable and rank pari passu with the existing common stock. The issuance was completed pursuant to the requisite corporate approvals. No material share issuance costs were incurred in connection with this transaction.

35. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

36. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Management determined that the Company had not recorded a sufficient valuation allowance against the net deferred tax assets of WTL as of December 31, 2025. In evaluating the realizability of those deferred tax assets, the Company’s previous assessment did not appropriately weigh the objectively verifiable negative evidence associated with WTL’s cumulative historical operating losses and placed undue reliance on subjective projections of future taxable income.

The Company evaluated the error under ASC 250 and concluded that its previously issued consolidated financial statements as of and for the year ended December 31, 2025, should be restated.

As a result, the Company recorded an additional valuation allowance of approximately $8.40 million against WTL’s net deferred tax assets. The adjustment increased the total valuation allowance from approximately $3.37 million to approximately $11.77 million.

After recording the additional valuation allowance, WTL’s remaining deferred tax assets of approximately $6.48 million are fully offset by approximately $6.48 million of deferred tax liabilities of WTL. Accordingly, WTL has no net deferred tax asset as of December 31, 2025.

The adjustment eliminates the consolidated deferred tax asset previously reported at approximately $2.64 million and results in the presentation of a noncurrent deferred tax liability of approximately $5.76 million. The restatement increases income tax expense and net loss for the year ended December 31, 2025, by approximately $8.40 million and reduces total shareholders’ equity by the same amount. The adjustment has no effect on the Company’s cash flows.

The effects of the restatement on the Company’s consolidated financial statements as of December 31, 2025, are presented below.

	As Previously Reported December 31,	Adjustment/	As Restated December 31,
	2025	Reclassification	2025
Balance Sheet
Non-current asset
Deferred tax asset	$2,641,751	$(2,641,751)	$-
Total assets	$103,145,841	$(2,641,751)	$100,504,090

Non-current liabilities
Deferred tax liability	$-	$5,761,487	$5,761,487
Total non-current liabilities	$8,024,014	$5,761,487	$13,785,501
Total liabilities	$63,312,175	$5,761,487	$69,073,662

Shareholders' Equity
Accumulated deficit	$(39,824,105)	$(4,638,587)	$(44,462,692)
Shareholders' equity attributable to parent	$(20,280,894)	$(4,638,587)	$(24,919,481)
Non-controlling interest	$60,114,560	$(3,764,651)	$56,349,909
Total shareholders' equity	$39,833,666	$(8,403,238)	$31,430,428
Total liabilities and shareholders' equity	$103,145,841	$(2,641,751)	$100,504,090

The correction of the December 31, 2025, deferred tax balances has been carried forward into the accompanying condensed consolidated financial statements for the three months ended March 31, 2026. The correction reduced opening shareholders’ equity as of January 1, 2026 by $8,403,238, comprising $4,638,588 attributable to the Company’s shareholders and $3,764,650 attributable to non-controlling interests. At March 31, 2026, the correction eliminates the previously reported net deferred tax asset and results in the separate presentation of a noncurrent deferred tax liability attributable to 123 Investments Limited. The correction also affects foreign currency translation adjustments and the related allocation of comprehensive loss between the Company’s shareholders and non-controlling interests. It does not affect revenue, operating loss, income tax expense, net loss or net loss attributable to the Company’s shareholders for the three months ended March 31, 2026 and 2025, or net cash flows from operating, investing or financing activities. The retrospective adjustment of share and per-share amounts for the reverse stock split is described separately in Note 37.

The effects of the restatement on the Company’s consolidated financial statements as of March 31, 2026, are presented below.

	As Previously Presented March 31,	Adjustment/	As Restated March 31,
	2026	Reclassification	2026
Balance Sheet
Non-current asset
Deferred tax asset	$2,622,439	$(2,622,439)	$-
Total assets	$100,762,297	$(2,622,439)	$98,139,858

Non-current liabilities
Deferred tax liability	$-	$5,810,857	$5,810,857
Total non-current liabilities	$8,256,599	$5,810,857	$14,067,456
Total liabilities	$64,662,379	$5,810,857	$70,473,236

Shareholders' Equity
Accumulated other comprehensive loss	$(547,713)	$(16,591)	$(564,304)
Accumulated deficit	$(41,944,270)	$(4,638,588)	$(46,582,858)
Shareholders' equity attributable to parent	$(21,922,590)	$(4,655,179)	$(26,577,769)
Non - controlling interest	$58,022,508	$(3,778,117)	$54,244,391
Total shareholders' equity	$36,099,918	$(8,433,296)	$27,666,622
Total liabilities and shareholders' equity	$100,762,297	$(2,622,439)	$98,139,858

Statement of Comprehensive Income
Foreign Currency Adjustment	$(408,423)	$(30,057)	$(438,480)
Comprehensive loss	$(4,437,749)	$(30,057)	$(4,467,806)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(2,345,697)	$(16,591)	$(2,362,288)
Non - controlling interest (NCI)	$(2,092,052)	$(13,466)	$(2,105,518)

37. RETROSPECTIVE EFFECT OF REVERSE STOCK SPLIT

Pursuant to the authority of the stockholders granted to the Board of Directors at a Special Meeting held on December 29, 2025, the Board of Directors was authorized to approve a reverse stock split of the Company’s outstanding common stock and set a final reverse stock split ratio within a range of one-for-two (1-for-2) to one-for-ten (1-for-10). The Board of Directors subsequently approved and fixed a reverse stock split of one-for-three (1-for-3). The Company filed Articles of Amendment with the Nevada Secretary of State on August 24, 2026, to give effect to the Reverse Stock Split, which became effective on August 27, 2026.

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

	Number of shares	Amount (USD)
For Period Ended March 31, 2026
Common shares at January 1, 2026, after retrospective adjustment for the reverse stock split	50,239,698	5,024
Addition of new share	352,000	35
Stock split 1 for 3	117,334	12
Reduction resulting from reverse split	234,666	23

For Period Ended March 31, 2025
Common shares at January 1, 2025, after retrospective adjustment for the reverse stock split	46,644,464	4,664
Addition of new shares	-	-
Stock split 1 for 3	-	-
Reduction resulting from reverse split	-	-

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

Reverse Stock Split

On December 29, 2025, at a special meeting of stockholders of the Company, stockholders of the Company approved the grant of discretionary authority to the Company’s Board of Directors to (A) approve an amendment to our First Amended and Restated Articles of Incorporation, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-ten, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to December 29, 2026, and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of common stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares of common stock rounded up to the next whole number. The Company filed Articles of Amendment with the Nevada Secretary of State on August 24, 2026, and the Reverse Stock Split became effective on August 27, 2026.

The Reverse Stock Split combined every three issued and outstanding shares of common stock into one share of common stock, without changing the par value of $0.0001 per share. Fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Except where expressly indicated otherwise, common-share and per-share information presented in this Quarterly Report on Form 10-Q/A have been retrospectively adjusted to reflect the Reverse Stock Split.

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

International voice termination into Pakistan is a major revenue stream for the Company and it increased by $0.27 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in volume of traffic facilitated by additional capacity offering to our middle east client contributed to this revenue growth.

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

We realized revenue and net loss (each prepared in accordance with U.S. GAAP), as well as Adjusted EBITDA, a Non-GAAP financial measure, during the periods presented below as follows:

	March 31,
	2026	2025
Net revenue	$10,425,009	$4,341,720
Net loss (GAAP)	(4,029,326)	(1,125,204)
Adjusted EBITDA	(1,327,265)	(86,494)

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods disclosed below:

	March 31,
	2026	2025

Net revenue	$10,425,009	$4,341,720

GAAP net loss	(4,029,326)	(1,125,204)
Add back (subtract)
Depreciation and amortization	1,908,637	501,098
Finance cost	801,238	346,737
Taxation	64,574	53,733
Exchange (gain)/loss	(72,388)	137,142
Adjusted EBITDA	$(1,327,265)	(86,494)

Adjusted EBITDA for the three months ended March 31, 2026, were impacted by the increase in revenue, mainly by the increase in revenue of international termination, broadband, technology services and retail footwear, whereas Adjusted EBITDA for the three months ended March 31, 2025, were mainly impacted by exchange loss due to devaluation of currency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On December 12, 2025, the Company entered into an Investor Services Relations Agreement, with ArcStone Branding Inc., which was replaced on February 19, 2026 by another Investor Services Relations Agreement (the “IR Agreement”), pursuant to which the third party agreed to provide investor relations and related services to the Company during the six month term of the agreement, in consideration for cash consideration and a support staff fee and an equity fee consisting of 50,000 restricted shares of common stock, issued in six equal monthly tranches of 8,333 shares over a six-month period, each due every 30 days during the term, of which 25,000 shares have been issued to date; and an aggregate of 250,000 shares of Company common stock, which are to be earned, vested, deliverable, and non-cancellable in the following tranches: 50,000 shares on the signing date of the agreement (which have been earned to date); 50,000 shares on the date that is 120 after the effective date (December 12, 2025)(issued to date); 75,000 shares on the date that is 150 days after the effective date (December 12, 2025); and 75,000 shares on the date that is 180 days after the effective date (December 12, 2025), provided that if we terminate the agreement prior to the end of the term, the third party earns all of the shares.

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

4.1

Form of Convertible Promissory Note – Convertible Note Offering (September 2025 Private Convertible Note Offering) (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025, and incorporated by reference herein)

10.1

Investor Services Relations Agreement dated December 12, 2025, between GlobalTech Corporation and ArcStone Branding Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 15, 2026, and incorporated by reference herein)

10.2

Investor Services Relations Agreement dated February 19, 2026, between GlobalTech Corporation and ArcStone Branding Inc. (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 15, 2026, and incorporated by reference herein)

14.1

GlobalTech Corporation Code of Ethical Business Conduct (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026, and incorporated by reference herein) (File No. 000-56482)

16.1

Letter from Saeed Kamran & Co., Chartered Accountants dated January 12, 2026 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026, and incorporated by reference herein) (File No. 000-56482)

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

