Form 10-Q/A
period 2026-06-30
GlobalTech Corp
filed 2026-10-21
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 50,712,030 of Common Stock as of August 13, 2026.

EXPLANATORY NOTE

GlobalTech Corp. (“we,” “us,” “GlobalTech” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2026 (the “Original Form 10-Q”).

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

This Amendment No. 1 includes restated financial statements as of December 31, 2025 and June 30, 2026, and for the three and six months ended June 30, 2026, correcting the Error.

Refer to Note 37, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying consolidated financial statements in this Report for additional information regarding the Error and the restatement.

Internal Control Consideration

In connection with the correction of the Error described above and the revision of the comparative financial statements presented in this amended Quarterly Report on Form 10-Q/A, the Company concluded that its disclosure controls and procedures as of June 30, 2026 remained ineffective due to the un-remediated material weaknesses previously disclosed in Part II, Item 9A, “Controls and Procedures,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as well as the material weakness in internal control over financial reporting related to the Error described above. Please refer to Part I, Item 4, “Controls and Procedures,” of this amended Quarterly Report on Form 10-Q/A.

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

Items Amended in this Filing

This Amendment No. 1 amends the following items of the Original Form 10-Q, and restates the other items of the Original Form 10-Q as originally filed:

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

Except for the Items discussed above which include changes to the Original Form 10-Q in order to address the Reverse Stock Split, to correct the Error, and to correct certain other minor errors in the Original Form 10-Q, the Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-Q, and does not reflect events occurring after the filing of the Original Form 10-Q.

Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Quarterly Report on Form 10-Q” herein refer to this Amendment No. 1.

In accordance with applicable SEC rules, this Amendment No. 1 includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15.

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

PART I.

Item 1. Financial Statements.

 GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:	Restated	Restated
Cash and cash equivalents	$796,306	$528,717
Restricted cash	2,820,812	2,721,030
Accounts receivable – net – Pledge	8,424,830	8,283,057
Short term investments – Pledge	1,026,306	1,037,131
Prepayments	1,068,727	960,235
Stores and spares – Pledged	93,387	835,010
Inventory	1,893,313	5,225,746
Advances	4,370,297	4,332,758
Due from related parties	114,299	158,203
Other receivables	1,438,877	1,426,910
Total current assets	22,047,154	25,508,797
Property, plant and equipment – Mortgage	15,450,699	16,074,411
Operating lease right-of-use assets	1,279,619	1,248,106
Intangible assets – net – Pledge	44,863,560	46,253,581
Goodwill	4,826,375	4,826,375
Advances to related party	3,303,537	3,360,688
Long term receivables and other assets	2,271,707	3,232,132
Deferred tax asset	-	-
TOTAL ASSETS	$94,042,651	$100,504,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$33,781,968	$38,416,828
Current portion of non-current liabilities	9,533,176	8,896,008
Accrued interest	4,385,535	4,044,858
Short term borrowings- Pledge	1,972,123	2,949,049
Due to related parties	401,137	347,416
Provision for taxation – net	699,577	634,002
Total current liabilities	50,773,516	55,288,161
Term finance certificates	-	-
Long term financing – secured	293,218	623,629
Long term financing – Convertible	1,625,000	1,625,000
Long term deposits and payable	2,031,768	1,687,168
License fee payable	163,393	162,228
Operating lease liability	852,459	977,792
Post employment benefits	769,409	704,377
Due to related parties	3,513,324	2,243,820
Deferred Tax Liability	5,802,855	5,761,487
Total non-current liabilities	15,051,426	13,785,501
TOTAL LIABILITIES	$65,824,942	$69,073,662
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock 82,800 and 82,800 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8,280,000	8,280,000
Common stock, $0.0001 par value - 500,000,000 shares authorized and 50,703,698 and 50,239,698 issued and outstanding shares at June 30, 2026 and December 31, 2025, respectively.	5,070	5,024
Additional paid in capital	14,364,323	11,580,369
Accumulated other comprehensive loss	(1,703,174)	(322,182)
Accumulated deficit	(46,367,680)	(44,462,692)
SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	(25,421,461)	(24,919,481)
Non – controlling interest	53,639,170	56,349,909
TOTAL SHAREHOLDERS’ EQUITY	28,217,709	31,430,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,042,651	$100,504,090

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2026	2025	2026	2025
	(Restated)		(Restated)
NET REVENUE	$11,115,971	$5,628,068	$21,540,981	$9,969,788
Direct operating costs (exclusive of depreciation and amortization shown below)	(7,239,716)	(5,111,388)	(14,746,583)	(9,043,086)
Other operating costs	(7,079,160)	(661,254)	(11,310,792)	(1,302,999)
Depreciation and amortization	(631,431)	(574,873)	(2,540,068)	(1,075,971)
Other expenses	(10,929)	(238,500)	(35,904)	(449,351)
OPERATING LOSS	(3,845,265)	(957,947)	(7,092,366)	(1,901,619)
OTHER:
Other income – net	5,186,995	267,564	5,270,582	486,502
Finance cost	(714,880)	(354,922)	(1,516,118)	(701,660)
INCOME (LOSS) BEFORE TAXATION	626,850	(1,045,305)	(3,337,902)	(2,116,777)
Taxation	(92,446)	(76,365)	(157,020)	(130,098)
NET INCOME (LOSS)	$534,404	$(1,121,670)	$(3,494,922)	$(2,246,875)
NET INCOME (LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	215,178	(619,163)	(1,904,988)	(1,240,276)
Non-controlling interest (NCI)	319,226	(502,507)	(1,589,934)	(1,006,599)
Total	534,404	(1,121,670)	(3,494,922)	(2,246,875)
Net loss per common share: basic and diluted	$0.004	$(0.012)	$(0.038)	$(0.026)
Weighted-average common shares used to compute basic and diluted loss per share	50,505,605	49,721,388	50,391,705	48,191,426

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	2026	2025	2026	2025
	(Restated)		(Restated)
NET INCOME (LOSS)	$534,404	$(1,121,670)	$(3,494,922)	$(2,246,875)

Foreign currency translation adjustment	(2,063,317)	94,397	(2,501,797)	627,501
Other Comprehensive income (loss) - net of tax	(2,063,317)	94,397	(2,501,797)	627,501

COMPREHENSIVE LOSS	(1,528,913)	(1,027,273)	(5,996,719)	(1,619,374)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(923,773)	$(567,055)	$(3,285,980)	$(893,895)
Non-controlling interest (NCI)	(605,140)	(460,218)	(2,710,739)	(725,479)
Total	(1,528,913)	(1,027,273)	(5,996,719)	(1,619,374)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,494,922)	$(2,246,875)
Adjustment for non-cash charges and other items:
Depreciation and amortization	2,540,068	1,075,971
Gain on disposal of subsidiaries	(2,906,360)	-
Gain on disposal of tangible assets	(1,274)	-
Fair value loss on short term investment	13,311
Interest accretion on liabilities	1,494,321	650,495
Liabilities written off on settlements with parties	-	(179,139)
Post-employment benefits	64,931	70,854
Income on deposits, advances and savings accounts	(101,525)	(142,999)
Exchange loss on liabilities	(142,104)	425,854
Changes in operating assets and liabilities:
Stores and spares	(9,962)	10,105
Inventory	4,084,016
Accounts receivables	(141,773)	(284,888)
Advances	(37,539)	234,691
Short term investment	10,825	10,773
Prepayments	(108,491)	(62,614)
Due from related parties	43,904
Other receivables	31,940	290,768
Trade and other payables	(4,581,144)	(135,797)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	344,599	266,033
Other Payables
Due to related parties	1,269,503	(235,901)
Long term loans and other assets	960,426	23,733
Post employment benefits paid	(5,155)
Income on deposit and savings accounts	101,525	142,999
Lease rental payments	(324,693)	(67,902)
Finance cost paid	(935,693)	(210,933)
Income tax paid	(84,374)	(43,133)
Net cash used in operating activities	(1,915,640)	(407,905)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net	(149,622)	(35,905)
Acquisition of intangible asset	(343,409)
Advance to a related party	57,150
Proceeds from disposal of subsidiaries	3	-
Net cash used in investing activities	(435,878)	(35,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(28,617)	(112,584)
Payment against directors' loan	1,269,503	(94,785)
Issuance of common stock	2,784,000
Net cash generated from (used in) financing activities	4,024,886	(207,369)
Net decrease in Cash and Cash Equivalents	1,673,368	(651,179)
Cash and Cash Equivalent at the beginning of the Period	3,249,747	3,455,270
Exchange effect	(1,305,997)	575,994
Cash and Cash Equivalent at the End of the Period	$3,617,118	$3,380,085
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(84,374)	$(43,133)
Interest	$(935,693)	$(210,933)

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Acquisition of intangible assets	$-	$(10,000,000)
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock	-	10,000,000

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalent	$796,306	$709,127
Restricted cash	2,820,812	2,670,958
	$3,617,118	$3,380,085

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 Restated

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2026	82,800	$8,280,000	$-	50,239,698	$5,024	11,580,369	$(1,810,278)	$1,488,096	$(322,182)	$(44,462,692)	(24,919,481)	$56,349,909	$31,430,428
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,904,988)	(1,904,988)	(1,589,934)	(3,494,922)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(1,380,992)	(1,380,992)	-	(1,380,992)	(1,120,805)	(2,501,797)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(1,380,992)	(1,380,992)	(1,904,988)	(3,285,980)	(2,710,739)	(5,996,719)
Issue of Common Stock				464,000	46	2,783,954	-	-	-	-	2,784,000	-	2,784,000
Balance as at June 30, 2026	82,800	$8,280,000	$-	50,703,698	$5,070	14,364,323	$(1,810,278)	$107,104	$(1,703,174)	$(46,367,680)	(25,421,461)	$53,639,170	$28,217,709
Balance as at January 1, 2025	-	$-	$-	46,644,464	$4,664	$9,329	$(1,828,970)	$932,473	$(896,497))	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,912
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,240,276)	(1,240,276)	(1,006,599)	(2,246,875)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	346,381	346,381		346,381	281,120	627,501
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	346,381	346,381	(1,240,276)	(893,895)	(725,479)	(1,619,374)
Issue of common stock				3,333,334	333	9,999,667					10,000,000		10,000,000
Balance as at June 30, 2025	-	-	-	49,977,798	$4,997	10,008,996	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	(29,887,266)	$49,115,804	$19,228,538

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at April 1, 2026	82,800	$8,280,000	$-	50,357,032	$5,036	12,284,357	$(1,810,278)	$1,246,055	$(564,223)	$(46,582,858)	(26,577,688)	$54,244,310	$27,666,622
Net income attributable for the period	-	-	-	-	-		-	-	-	215,178	215,178	319,226	534,404
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(1,138,951)	(1,138,951)	-	(1,138,951)	(924,366)	(2,063,317)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(1,138,951)	(1,138,951)	215,178	(923,773)	(605,140)	(1,528,913)
Issue of Common Stock				346,666	34	2,079,966	-	-	-	-	2,080,000	-	2,080,000
Balance as at June 30, 2026	82,800	$8,280,000	$-	50,703,698	$5,070	14,364,323	$(1,810,278)	$107,104	$(1,703,174)	$(46,367,680))	(25,421,461)	$53,639,170	$28,217,709
Balance as at April 1, 2025	-	$-	$-	46,644,464	$4,664	$9,329	$(1,828,970)	$1,226,746	$(602,224)	$(38,731,980)	(39,320,211)	$49,576,022	$10,255,811
Net loss attributable for the period	-	-	-	-	-		-	-	-	(619,163)	(619,163)	(502,507)	(1,121,670)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	52,108	52,108		52,108	42,289	94,397
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	52,108	52,108	(619,163)	(567,055)	(460,218)	(1,027,273)
Issue of common stock				3,333,334	333	9,999,667					10,000,000		10,000,000
Balance as at June 30, 2025	-	-	-	49,977,798	$4,997	10,008,996	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	(29,887,266)	$49,115,804	$19,228,538

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

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	June 30, 2026	December 31, 2025
Total Assets	$40,480,463	$40,257,902
Total Liabilities	$57,227,754	$46,492,106

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

Reverse Stock Split. The Company’s 1-for-3 reverse stock split became effective on August 27, 2026 and has been reflected retrospectively in common-share and per-share information for all periods presented, as described in Note 38.

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

7. ADVANCES

	June 30,	December 31,
	2026	2025
	(Unaudited)
Advances to employees against expenses	$354,784	$343,338
Advances to suppliers	4,015,513	3,989,420
	$4,370,297	$4,332,758

8. DUE FROM RELATED PARTIES

	June 30, 2026	December 31, 2025

Due from related parties	114,299	158,203

This represents the amount receivable from related parties, the detail of which is given in Note 30 – Related Parties, below.

9. PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
	2026	2025
	(Unaudited)
Operating fixed assets	$15,428,839	$16,052,708
Capital work-in-progress	21,860	21,703
	$15,450,699	$16,074,411
Operating fixed assets
Building on freehold land	$350,027	$347,532
Freehold land	188,871	187,525
Leasehold improvements	897,113	877,315
Plant and equipment	29,751,455	29,543,795
Office equipment	394,179	390,115
Vehicles	330,552	224,078
Computers	702,954	689,565
Furniture and fixtures	707,770	676,888
Laboratory and other equipment	77,130	76,580
	33,400,051	33,013,393
Less: Accumulated depreciation	(17,971,212)	(16,960,685)
	$15,428,839	$16,052,708

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

Details of additions made during the six months ended June 30, 2026, and 2025, are as follows:

	June 30,
	2026	2025
Leasehold improvements	$13,498	$89,598
Plant and equipment	-	40,246
Office equipment	1,263	3,726
Vehicle	104,866	-
Furniture and fixtures	26,023	179,238
Computers	8,438	10,106
	$154,088	$322,914

Details of disposals made during the six months ended June 30, 2026 and 2025, are as follows:

	June 30,
	2026	2025
Plant and Equipment	4,466	7,343
Vehicles	-	8,334
	$4,466	$15,677

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

Breakdown of operating lease expense:

Supplemental balance sheet information related to leases was as follows:

	Three Month Ended June 30		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$148,483	29,461	$297,320	$59,651
Short term lease cost	58,025	370	168,730	11,180
	$206,508	29,831	$466,050	$70,831

	June 30,	December 31,
	2026	2025
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$1,279,619	$1,248,106

Current operating lease liabilities	651,040	518,885
Non-Current operating lease liabilities	852,459	977,792

	$1,503,499	$1,496,677

Operating leases
ROU Assets	1,248,106	451,111
Addition through acquisition of 123 Investment Limited	-	848,875
Lease termination		(30,400)
Asset lease expense	(9,361)	(18,580)
Foreign exchange gain/(loss)	40,874	(2,900)
ROU Assets – net	$1,279,619	$1,248,106

Weighted average remaining lease term (in years):
Operating leases	3.21	6.04
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	4.81%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	158,161	36,084	324,693	67,902

As of June 30, 2026, the detail of future lease liability is as follows:

Operating leases - Years Ending December 31,
2026 (six months)	$419,602
2027	819,289
2028	149,265
2029	153,978
2030	169,449
Thereafter	28,683
Total lease payments	1,740,266
Less: imputed interest	(236,767)
Total lease obligations	1,503,499
Less: current obligations	(651,040)
Long-term lease obligations	$852,459

11. INTANGIBLE ASSETS – NET

	June 30,	December 31,
	2026	2025
	(Unaudited)
Licenses	$5,173,077	$5,136,199
Patents, Brand and Copyrights	23,786,974	23,617,400
IRU - media cost	18,434,135	18,322,838
Software	13,007,794	12,915,064
	60,401,980	59,991,501
Less: Accumulated amortization – net	(15,538,420)	(13,737,920)
	$44,863,560	$46,253,581

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

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	June 30,	December 31,
	2026	2025
	(Unaudited)
Term finance certificates	$4,166,979	$4,137,270
Mark-up payable on TFCs	2,378,711	2,361,760
Long term financing	2,336,446	1,878,093
Lease liabilities	651,040	518,885
	$9,533,176	$8,896,008

Details of the current portion of non-current liabilities are provided in their respective notes.

15. ACCRUED INTEREST

	June 30,	December 31,
	2026	2025
	(Unaudited)
Short term borrowings	$270,816	$217,554
Term finance certificates	4,114,719	3,827,304

	$4,385,535	$4,044,858

16. SHORT TERM BORROWINGS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Repurchase agreement borrowings	$807,754	801,996
Credit facility – Charles Street Finance	671,049	2,028,978
Credit facility – YouLend Limited	96,027	28,573
Treyed Stock Facility	307,791	-
Line of credit facility – others	89,502	89,502
	$1,972,123	$2,949,049

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

	June 30,	December 31,
	2026	2025
	(Unaudited)
HTS Tel Communication	$68,747	$-
TLT Communication	20,755	68,747
Wisdom Information Technology Solution	-	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Opening balance	$4,166,979	$4,234,015
Repayments	-	(96,745)
	4,166,979	4,137,270
Current portion	(4,166,979)	(4,137,270)
	-	-
Add: Deferred interest	-	-
Exchange adjustment	-	-
Closing balance	$-	$-

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

24. NET REVENUE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Telecom services	$4,566,550	$4,684,536	8,482,689	8,333,277
Broadband services	563,947	424,452	1,118,208	762,705
Technology services	802,052	531,619	1,538,073	885,148
Retail and footwear	6,226,762	-	12,525,624	-
Other Services	4,167	3,415	6,453	19,372
Gross Revenue	12,163,478	5,644,022	23,671,047	10,000,502
Less: Discounts	(199)	(287)	(17,320)	(494)
Less: Sales tax	(1,047,308)	(15,667)	(2,112,746)	(30,220)
	$11,115,971	$5,628,068	21,540,981	9,969,788

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

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Telecom Services:
International termination services	4,566,550	4,684,536	8,482,689	8,333,277
	4,566,550	4,684,536	8,482,689	8,333,277
Broadband Services:
Cable TV and Internet	450,205	313,874	895,249	544,832
Metro fiber solutions/sale /IRU	79,203	77,611	158,818	156,162
Capacity sale services	34,539	32,967	64,141	61,711
Total	563,947	424,452	1,118,208	762,705
Technology Services	802,052	531,619	1,538,073	885,148
Retail footwear	6,226,762	-	12,525,624	-

The product wise breakup of retail footwear revenue is given below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue source
Retail sale of footwear	$816,280	$-	$1,590,374	$-
Wholesale footwear	333,906	-	1,056,256	-
Sales on QVC television & internet shopping channel	2,141,511	-	4,360,862	-
Concession sale	2,935,065	-	5,518,132	-
	6,226,762	-	12,525,624	-

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

The details for revenues for the three months and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Geographical Area
United States	-	-	-	-
United Arab Emirates	-	-	-	-
Pakistan	5,919,048	5,628,068	11,113,476	9,969,788
United Kingdom*	5,196,923	-	10,427,505	-
Total	11,115,971	5,628,068	21,540,981	9,969,788

* All revenue is generated in the United Kingdom.

Long-lived assets of the Company as of June 30, 2026, and December 31, 2025, were:

Geographic Area	June 30, 2026	December 31, 2025
United States	$10,000,688	$10,000,688
United Arab Emirates	$4,698,605	$5,751,136
Pakistan	$25,629,540	$25,942,902
United Kingdom*	$26,840,289	29,160,156
Total	$67,168,122	$70,854,882

 * All long-lived assets are located in the United Kingdom.

25. DIRECT OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interconnect, settlement and other charges	$4,488,090	$4,527,330	$8,221,468	$8,058,188
Salaries, wages and benefits	(60,794)	109,736	1,025,705	226,476
Bandwidth and other PTCL charges	79,142	101,821	136,587	139,674
Power consumption and rent	30,575	24,677	52,934	66,979
Network maintenance and insurance	(22,957)	47,508	1,675	81,861
PTA fees	12,141	3,786	27,840	6,704
Cable license fee	21,311	18,883	36,896	33,681
Inventory consumed	1,978,661	(14)	4,084,935	-
Shared service cost	574,893	255,894	941,971	305,767
Fees and subscriptions	30,983	28,386	71,279	47,156
Content cost	(822)	800	-	1,607
Security services	1,076	1,060	2,248	2,317
Others	107,417	(8,479)	143,045	72,676
	$7,239,716	$5,111,388	$14,746,583	$9,043,086

26. OTHER OPERATING COSTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Salaries, wages and benefits	$1,247,745	$193,710	$2,721,925	$389,906
Fees and subscriptions	13,278	12,165	30,548	20,209
Website Cost	609,407	-	1,209,253	-
Legal and professional	2,631,799	256,650	3,766,827	489,642
Rent, rates and taxes	162,826	8,547	277,379	19,358
Travelling and conveyance	74,808	47,200	196,342	104,090
Transportation	375,526	17,924	781,457	39,443
Utilities	68,009	14,029	123,103	27,831
Communications	22,853	1,320	42,673	2,727
Repairs and maintenance	51,638	5,110	82,614	10,006
Security services	3,604	3,826	7,620	8,175
Insurance	17,434	1,599	88,613	3,217
Business promotion and entertainment	1,415,766	20,590	1,499,660	42,951
Printing and stationery	7,680	1,939	14,084	4,220
Directors' meeting/remuneration expense	24,299	19,955	43,435	40,375
Miscellaneous	352,488	56,690	425,259	100,849
	$7,079,160	$661,254	$11,310,792	$1,302,999

27. OTHER INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on disposal of Subsidiaries	$2,906,360	$-	$2,906,360	$-
Gain on disposal of assets	-	-	1,274	-
Exchange gain	69,717	-	142,104	-
Liabilities written back on settlement with parties	-	52,651	-	179,139
Dividend income	1,825,778	-	1,825,778
Income on deposits, advances and savings accounts	100,363	71,177	101,525	142,999
Miscellaneous	284,777	143,736	293,541	164,364
	$5,186,995	$267,564	$5,270,582	$486,502

The following presents the calculation of the gain recognized on the disposal of subsidiaries:

	MIP Trading 1975 Limited	MIP Employees 1975 Limited	Total
	USD
Sale proceeds	1.32	1.32	2.64

Net assets

Assets
Cash and cash equivalents	310.73	-	310.73
Accounts receivable - net	133,631.34	-	133,631.34
Inventories	3,395,740.20	-	3,395,740.20
Prepayments	67,059.45	-	67,059.45
Property and equipment	160,549.00	-	160,549.00
Intangible Assets	381,409.91	-	381,409.91
	4,138,700.63	-	4,138,700.63

Liabilities
Trade and other payables	4,052,773.09	2,351,333.12	6,404,106.21
Short term financing	640,951.73	-	640,951.73
	4,693,724.82	2,351,333.12	7,045,057.94

Net assets	(555,024.19)	(2,351,333.12)	(2,906,357.31)

Gain on disposal	555,025.51	2,351,334.45	2,906,359.96

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

28. FINANCE COST

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Unwinding of discount on liabilities	$13,759	$51,166	21,798	51,167
Interest on term finance certificates	132,304	136,337	259,160	312,687
Interest on long term loan	167,141	133,261	310,804	276,742
Interest on short term borrowings	345,552	-	691,078	-
Finance charges on lease liabilities	18,209	27,813	36,928	48,336
Trade facility charges	51,882		116,263
Bank charges and commission	(13,967)	6,345	80,087	12,728
	$714,880	$354,922	1,516,118	701,660

29. TAXATION

The components of loss from continuing operations before provision (benefit) for income taxes consisted of the following:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

United States	$(3,475,504)	$(344,789)
Foreign	137,602	(1,771,989)
	$(3,337,902)	$(2,116,778)

The provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Current provision	2026	2025	2026	2025

For the period	$92,446	$76,365	157,020	130,098
Prior periods	-	-	-	-
Total current provision	92,446	76,365	157,020	130,098
Deferred provision	-	-	-	-
Total provision	$92,446	$76,365	157,020	130,098

The effective tax rate reconciliation for the six months ended June 30, 2026 and 2025 is set forth below.

	Six Months Ended June 30, 2026 (Restated)		Six Months Ended June 30, 2025
	USD	Rate	USD	Rate
Loss before provision for income taxes	(3,337,902)	100.00%	(2,116,777)	100.00%
Tax benefit at US Statutory rate	(700,959)	21.00%	(444,523)	21.00%
Foreign tax-rate differential:
Pakistan - Foreign tax-rate differential:	100,616	(3.01)%	446,245	(21.08)%
Changes in valuation allowance	110,832	(3.32)%	(74,127)	3.50%
Minimum turnover tax	157,020	(4.70)%	130,098	(6.15)%
UK - Foreign tax-rate differential:	-	0%	-	0%
Total - Foreign tax-rate differential:	368,468	(9.29)%	502,216	(12.67)%
U.S.-Changes in valuation allowance	489,511	(14.67)%	72,405	(3.42)%
Income tax expense and effective tax rate	157,020	(4.70)%	130,098	(6.15)%

The components of current and deferred income tax expense by jurisdiction were as follows:

	Six months Ended June 30,					Six months ended June 30,
	2026					2025
	USA	UAE	UK	Pakistan	Total	USA	UAE	UK	Pakistan	Total
Federal
Current	$-		-			$-	-		-
Deferred	-		-				-		-

State
Current	-		-				-		-
Deferred	-		-				-		-

Foreign
Current		-	-	157,020	157,020		-	-	130,098	130,098
Deferred	729,856	-	-	-	729,856	72,405	-	-	-	72,405
	$729,856	-	-	157,020	886,876	$72,405	-	-	130,098	202,503
Valuation allowance	(729,856)	-	-	-	(729,856)	(72,405)	-	-	-	(72,405)
Total	$-	-	-	157,020	157,020	$-	-	-	130,098	130,098

The detail of income tax paid (net of refunds received) by jurisdiction during the periods below are:

	Six Months Ended June 30,
	2026	2025
Pakistan	$53,073	$40,276
United States	-	-
United Arab Emirates	(3,498)	2,857
United Kingdom	34,799	-
	$84,374	$43,133

The components of the Company’s deferred tax assets/liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	Worldcall	123 Investments	GTC	June 30, 2026	December 31, 2025
Deferred Tax Assets
Intangible asset	-	$-	$-	$-	$-
Stores and spare and Stock in trade	4,211	-	-	4,211	4,181
Trade debts	3,227,906	-	-	3,227,906	3,204,894
Provision for credit losses of advances	232,008	-	-	232,008	230,354
Provision for credit losses of other receivables	50,443	-	-	50,443	50,083
Unused tax losses	14,610,306	-	729,856	15,340,162	14,561,518
Retirement benefits	223,128	-	-	223,128	204,270
Deferred income tax assets	18,348,002	-	729,856	19,077,858	18,255,300
Less: Valuation Allowance	(11,642,490)	-	(729,856)	(12,372,346)	(11,772,003)
Deferred income tax assets - net of valuation allowance	6,705,512	-	-	6,705,512	6,483,297

Deferred Tax Liabilities
Property, plant and equipment and held for sale	(2,936,489)	-	-	(2,936,489)	(2,915,555)
Leased assets	(3,324,068)	-	-	(3,324,068)	(3,137,718)
Sponsor Loan	(246,831)	-	-	(246,831)	(233,313)
Intangible asset	(12,074)	(5,802,855)	-	(5,814,929)	(5,773,475)
Leasehold improvements	(186,050)	-	-	(186,050)	(184,723)
Deferred income tax liabilities	(6,705,512)	(5,802,855)	-	(12,508,367)	(12,244,784)
			-
Net Deferred Tax (Liability)/Assets	-	(5,802,855)	-	(5,802,855)	(5,761,487)

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

As of June 30, 2026, WTL had gross deferred tax assets of approximately $18.35 million, primarily attributable to unused tax losses, allowances for credit losses, post-employment benefits and other deductible temporary differences. The deferred tax assets attributable to unabsorbed depreciation may be carried forward indefinitely under Section 57(4) of the Pakistan Income Tax Ordinance, 2001. Other business-loss carryforwards remain subject to the applicable expiration and utilization provisions of Pakistan tax law. The indefinite carryforward period applicable to unabsorbed depreciation does not, by itself, establish that the related deferred tax assets will be realized.

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

Accordingly, the Company recorded a valuation allowance of approximately $11.64 million against WTL’s deferred tax assets as of June 30, 2026. After recording the valuation allowance, approximately $6.71 million of WTL’s deferred tax assets remain. These deferred tax assets are supported solely by approximately $6.71 million of existing deferred tax liabilities of WTL that are expected to reverse within the same tax jurisdiction and tax-paying component during periods in which the related tax attributes are available. Based on the scheduled reversal of these taxable temporary differences, management concluded that the deferred tax liabilities constitute an objectively verifiable source of taxable income under ASC 740-10-30-18. Accordingly, WTL has no net deferred tax asset as of June 30, 2026.

GTC had deferred tax assets of approximately $0.73 million as of June 30, 2026, against which a full valuation allowance has been recorded. The Company’s total valuation allowance was therefore approximately $12.37 million as of June 30, 2026.

After considering the valuation allowances and the Company’s deferred tax liabilities, the Company had no consolidated net deferred tax asset and reported a net deferred tax liability of approximately $5.80 million as of June 30, 2026. The net deferred tax liability primarily relates to taxable temporary differences associated with intangible assets of 123 Investments Limited recognized in connection with its acquisition. Management will continue to evaluate the realizability of deferred tax assets in each future reporting period based on the weight of all available positive and negative evidence.

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

The Company’s subsidiaries owe an approximately $3.51 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of June 30, 2026, which do not accrue interest.

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
•

Carrying amounts: As of June 30, 2026, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $40.48 million and $57.23 million, respectively.

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

32. NET LOSS PER COMMON SHARE: BASIC AND DILUTED

The net loss per common share (Basic and Diluted) for the three and six months ended June 30, 2026 and 2025 are given below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Basic loss per share:
Profit/(loss) after taxation attributable to parent	(a)	$215,178	(619,163)	(1,904,988)	(1,240,276)

Weighted average number of common shares	(b)	50,505,605	49,721,388	50,391,705	48,191,426

Basic loss earnings per share	(a/b)	0.004	(0.012)	(0.038)	(0.026)

Diluted loss per share:

Loss after taxation attributable to parent	(a)	215,178	(619,163)	(1,904,988)	(1,240,276)

Weighted average number of common shares		50,505,605	49,721,388	50,391,705	48,191,426
Weighted average number of common shares for diluted loss per share	(b)	50,505,605	49,721,388	50,391,705	48,191,426

Diluted loss per common share	(a/b)	0.004	(0.012)	(0.038)	(0.026)

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

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

34. NON-CONTROLLING INTEREST (NCI)

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Breakup of non-controlling interest (NCI)
NCI of WorldCall Public and Others	$(611,933)	$(502,507)	$(1,307,496)	$(1,006,599)
NCI of 123 Investments Limited	931,159		(282,438)	-

35. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, each having a par value of $0.0001 per share. As of December 31, 2025, the Company had 50,239,698 issued and outstanding shares of common stock, with an aggregate value of $5,024. During the six months ended June 30, 2026, the Company issued 464,000 additional shares of common stock at an issuance price of $6.00 per share, valued at $2,784,000. Shares were issued as consideration for consultancy services rendered to the Company.

In accordance with GAAP, the proceeds from the issuances have been allocated between common stock and additional paid-in capital based on the stated par value. Accordingly, $46.40 (464,000 shares × $0.0001 par value) has been credited to common stock, while the remaining $2,783,953.60 has been credited to additional paid-in capital.

As of the end of the period, the Company had 50,703,698 issued and outstanding shares of common stock, with an aggregate value of $5,070. All issued shares are fully paid and non-assessable and rank pari passu with the existing common stock. The issuance was completed pursuant to the requisite corporate approvals. No material share issuance costs were incurred in connection with this transaction.

36. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

37. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated the error under ASC 250 and concluded that its previously issued consolidated financial statements as of and for the year ended December 31, 2025 should be restated.

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

The adjustment eliminates the consolidated deferred tax asset previously reported at approximately $2.64 million and results in the presentation of a noncurrent deferred tax liability of approximately $5.76 million. The restatement increases income tax expense and net loss for the year ended December 31, 2025 by approximately $8.40 million and reduces total shareholders’ equity by the same amount. The adjustment has no effect on the Company’s cash flows.

The effects of the restatement on the Company’s consolidated financial statements as of December 31, 2025 are presented below.

	As Previously Reported		Adjustment/		As Restated
	December 31, 2025		Reclassification		December 31, 2025
Balance Sheet
Non-current asset	$		$		$
Deferred tax asset		$2,641,751		$(2,641,751)		$-
Total assets		103,145,841		(2,641,751)		100,504,090

Non-current liabilities	$		$		$
Deferred tax liability		$-		$5,761,487		$5,761,487
Total non-current liabilities		$8,024,014		$5,761,487		$13,785,501
Total liabilities		$63,312,175		$5,761,487		$69,073,662

Shareholders' Equity	$		$		$

Accumulated deficit		(39,824,105)		(4,638,587)		(44,462,692)
Shareholders' equity attributable to parent		(20,280,894)		(4,638,587)		(24,919,481)
Non-controlling interest		$60,114,560		$(3,764,651)		$56,349,909
Total shareholders' equity		$39,833,666		$(8,403,238)		$31,430,428
Total liabilities and shareholders' equity		103,145,841		(2,641,751)		100,504,090

The correction of the December 31, 2025 deferred tax balances has been carried forward into the accompanying condensed consolidated financial statements for the six months ended June 30, 2026. The correction reduced opening shareholders’ equity as of January 1, 2026 by $8,403,238, comprising $4,638,588 attributable to the Company’s shareholders and $3,764,650 attributable to non-controlling interests. At June 30, 2026, the correction eliminates the previously reported net deferred tax asset and results in the separate presentation of a non-current deferred tax liability attributable to 123 Investments Limited. The correction also affects foreign currency translation adjustments and the related allocation of comprehensive loss between the Company’s shareholders and non-controlling interests. It does not affect revenue, operating loss, income tax expense, net loss or net loss attributable to the Company’s shareholders for the three and six months ended June 30, 2026 and 2025, or net cash flows from operating, investing or financing activities. The retrospective adjustment of share and per-share amounts for the reverse stock split is described separately in Note 38.

The effects of the restatement on the Company’s consolidated financial statements as of June 30, 2026 are presented below

	As Presented June 30, 2026		Adjustment/ Reclassification		As Restated June 30, 2026
Balance Sheet
Non-current asset	$		$		$
Deferred tax asset		$2,660,997		$(2,660,997)		$-
Total assets		96,703,648		(2,660,997)		94,042,651

Non-current liabilities	$		$		$
Deferred tax liability		$-		$5,802,855		$5,802,855
Total non-current liabilities		$9,248,571		$5,802,855		$15,051,426
Total liabilities		$60,022,087		$5,802,855		$65,824,942

Shareholders' Equity	$		$		$
Accumulated other comprehensive loss		$(1,669,715)		$(33,459)		$(1,703,174)
Accumulated deficit		(41,729,093)		(4,638,587)		(46,367,680)
Shareholders' equity attributable to parent		(20,749,415)		(4,672,046)		(25,421,461)
Non-controlling interest		$57,430,976		$(3,791,806)		$53,639,170
Total shareholders' equity		$36,681,561		$(8,463,852)		$28,217,709
Total liabilities and shareholders' equity		96,703,648		(2,660,997)		94,042,651

	$	$	$
Statement of Comprehensive Income
Net loss after taxation	$(3,494,922)	$-	$(3,494,922)
Foreign currency Adjustment	(2,441,183)	(60,614)	(2,501,797)
Comprehensive loss	$(5,936,105)	$(60,614)	$(5,996,719)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:	$-	$-	$-
Common shareholders of GlobalTech Corporation	$(3,252,521)	$(33,459)	$(3,285,980)
Non-controlling interest (NCI)	(2,683,584)	(27,155)	(2,710,739)

38. RETROSPECTIVE EFFECT OF REVERSE STOCK SPLIT

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

Balances

For the Six and Three Months Ended

	Number of shares	Amount
		(USD)
For the Six Months Ended June 30, 2026
Common shares at January 1, 2026, after retrospective adjustment for the reverse stock split.	50,239,698	5,024
Addition of new shares	1,392,000	139
Stock split 1 for 3	464,000	46
Reduction resulting from reverse split	928,000	93

For the Six Months Ended June 30, 2025
Common shares at January 1, 2025, after retrospective adjustment for the reverse stock split.	46,644,464	4,664
Addition of new shares	10,000,000	1,000
Stock split 1 for 3	3,333,334	333
Reduction resulting from reverse split	6,666,666	667

	Number of shares	Amount
		(USD)
For the Three Months Ended June 30, 2026
Common shares at April 1, 2026, after retrospective adjustment for the reverse stock split.	50,357,032	5,036
Addition of new shares	1,040,000	104
Stock split 1 for 3	346,666	35
Reduction resulting from reverse split	693,334	69

For the Three Months Ended June 30, 2025
Common shares at April 1, 2025, after retrospective adjustment for the reverse stock split.	46,644,464	4,664
Addition of new shares	10,000,000	1,000
Stock split 1 for 3	3,333,334	333
Reduction resulting from reverse split	6,666,666	667

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

We realized revenue and net loss (each prepared in accordance with U.S. GAAP), as well as Adjusted EBITDA, a non-GAAP financial measure, during the periods presented below as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue	$11,115,971	$5,628,068	$21,540,981	$9,969,788
Net income/(loss) (GAAP)	$534,404	$(1,121,670)	$(3,494,922)	$(2,246,875)
Adjusted EBITDA	$1,903,446	$173,202	$576,180	$86,708

Set forth below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods disclosed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

GAAP net income (loss)	534,404	(1,121,670)	(3,494,922)	(2,246,875)
Add back (subtract)
Depreciation and amortization	631,431	574,873	2,540,068	1,075,971
Finance cost	714,880	354,922	1,516,118	701,660
Taxation	92,446	76,365	157,020	130,098
Exchange (gain)/loss	(69,715)	288,712	(142,104)	425,854
Adjusted EBITDA	$1,903,446	173,202	$576,180	$86,708

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On May 1, 2026, and June 17, 2026, we issued 6,667 and 3,334 shares of common stock, respectively, to an investor relations firm in consideration for investor relations services agreed to be rendered to the Company.

On May 22, 2026, we issued 333,334 shares of common stock to an advisory services firm in consideration for services agreed to be rendered to the Company.

On June 18, 2026, we issued 3,334 shares of common stock to an investor relations firm in consideration for investor relations services agreed to be rendered to the Company.

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

