Form 10-Q
period 2026-09-30
GlobalTech Corp
filed 2026-11-13
CIK 1938338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 50,712,241 of Common Stock as of November 10, 2026.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by GlobalTech Corp. (“we,” “us,” “GlobalTech” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on October 2, 2026, on September 29, 2026, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, after discussion with the Company’s management and its independent registered public accounting firm, Zahid Jamil & Co (“Zahid”), concluded that the following previously issued financial statements contained material errors, should be restated and should no longer be relied upon: (i) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026; (ii) the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on May 15, 2026; and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, included in the Company’s Quarterly Report on Form 10-Q for that period, filed with the SEC on August 13, 2026 (collectively, the “Prior Financial Statements”).

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

Subsequently, on October 21, 2026, the Company filed an amended Annual Report on Form 10-K for the year ended December 31, 2025, and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, correcting the Prior Financial Statements to address the Error.

This Quarterly Report on Form 10-Q also includes restated financial statements as of December 31, 2025, correcting the Error.

Refer to Note 37, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying consolidated financial statements in this Report for additional information regarding the Error and the restatement.

2

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

PART I.

Item 1. Financial Statements.

 GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$607,635	$528,717
Restricted cash	2,836,387	2,721,030
Accounts receivable – net – Pledge	4,555,310	8,283,057
Short term investments – Pledge	1,029,445	1,037,131
Prepayments	1,082,501	960,235
Stores and spares – Pledged	75,787	835,010
Inventory	3,255,267	5,225,746
Advances	4,413,798	4,332,758
Due from related parties	343,346	158,203
Other receivables	2,521,015	1,426,910
Total current assets	20,720,491	25,508,797
Property, plant and equipment – Mortgage	15,229,436	16,074,411
Operating lease right-of-use assets	1,164,537	1,248,106
Intangible assets – net – Pledge	43,626,526	46,253,581
Goodwill	4,826,375	4,826,375
Advances to related party	3,301,645	3,360,688
Long term receivables and other assets	1,857,127	3,232,132
Deferred tax asset	-	-
TOTAL ASSETS	$90,726,137	$100,504,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$31,267,968	$38,416,828
Current portion of non-current liabilities	9,072,335	8,896,008
Accrued interest	4,525,691	4,044,858
Short term borrowings- Pledge	2,630,653	2,949,049
Due to related parties	405,229	347,416
Provision for taxation – net	703,520	634,002
Total current liabilities	48,605,396	55,288,161
Term finance certificates	-	-
Long term financing – secured	112,962	623,629
Long term financing – Convertible	1,625,000	1,625,000
Long term deposits and payable	2,125,302	1,687,168
License fee payable	164,011	162,228
Operating lease liability	721,632	977,792
Post employment benefits	790,476	704,377
Due to related parties	3,737,240	2,243,820
Deferred Tax Liability	5,824,482	5,761,487
Total non-current liabilities	15,101,105	13,785,501
TOTAL LIABILITIES	$63,706,501	$69,073,662
CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – authorized 50,000,000 shares of Series A Convertible Preferred Stock 82,800 and 82,800 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8,280,000	8,280,000
Common stock, $0.0001 par value - 500,000,000 shares authorized and 50,712,241 and 50,239,698 issued and outstanding shares at September 30, 2026 and December 31, 2025, respectively.	5,071	5,024
Additional paid in capital	14,414,323	11,580,369
Accumulated other comprehensive loss	(2,776,989)	(322,182)
Accumulated deficit	(46,048,020)	(44,462,692)
SHAREHOLDERS’ EQUITY (DEFICIT) ATTRIBUTABLE TO PARENT	(26,125,615)	(24,919,481)
Non – controlling interest	53,145,251	56,349,909
TOTAL SHAREHOLDERS’ EQUITY	27,019,636	31,430,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,726,137	$100,504,090

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	2026	2025	2026	2025
NET REVENUE	$10,321,000	$5,540,550	$31,861,982	$15,510,338
Direct operating costs (exclusive of depreciation and amortization shown below)	(5,229,188)	(4,816,398)	(19,975,771)	(13,859,483)
Other operating costs	(1,873,739)	(805,065)	(13,184,531)	(2,108,064)
Depreciation and amortization	(1,812,762)	(423,236)	(4,352,830)	(1,499,207)
Other expenses	(14,315)	(12,289)	(50,220)	(290,928)
OPERATING INCOME/(LOSS)	1,390,996	(516,438)	(5,701,370)	(2,247,344)
OTHER:
Other income – net (loss)	(139,333)	274,206	5,131,249	589,997
Finance cost	(543,900)	(404,094)	(2,060,017)	(1,105,755)
INCOME/ (LOSS) BEFORE TAXATION	707,763	(646,326)	(2,630,138)	(2,763,102)
Taxation	(10,521)	(66,760)	(167,541)	(196,858)
NET INCOME/ (LOSS)	$697,242	$(713,086)	$(2,797,679)	$(2,959,960)
NET INCOME/ (LOSS) ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	319,660	(394,214)	(1,585,328)	(1,634,490)
Non - controlling interest (NCI)	377,582	(318,872)	(1,212,351)	(1,325,470)
Total	697,242	$(713,086)	$(2,797,679)	$(2,959,960)
Net income (loss) per common share: basic and diluted	$0.006	$(0.008)	$(0.031)	$(0.033)
Weighted-average common shares used to compute basic and diluted loss per share	52,359,640	49,977,798	50,498,433	48,793,427

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2026	2025	2026	2025
NET INCOME (LOSS)	$697,242	$(713,086)	$(2,797,679)	$(2,959,960)

Foreign currency translation adjustment	(1,945,316)	(1,727,227)	(4,447,114)	(1,099,726)
Other Comprehensive loss - net of tax	(1,945,316)	(1,727,227)	(4,447,114)	(1,099,726)

COMPREHENSIVE LOSS	(1,248,074)	(2,440,313)	(7,244,793)	(4,059,686)

COMPREHENSIVE LOSS ATTRIBUTABLE TO:
Common shareholders of GlobalTech Corporation	$(754,155)	$(1,347,864)	$(4,040,135)	$(2,241,759)
Non - controlling interest (NCI)	(493,919)	(1,092,449)	(3,204,658)	(1,817,927)
Total	(1,248,074)	(2,440,313)	(7,244,793)	(4,059,686)

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,797,679)	$(2,959,960)
Adjustment for non-cash charges and other items:
Depreciation and amortization	4,352,830	1,499,207
Gain on disposal of subsidiaries	(2,906,360)	-
Gain on disposal of tangible assets	(1,277)	(2,574)
Consultancy services against issuance of common stock	2,834,001	-
Interest accretion on liabilities	2,035,582	975,136
Liabilities written off on settlements with parties	-	(179,365)
Post-employment benefits	97,577	70,854
Income on deposits, advances and savings accounts	(102,360)	(169,375)
Exchange loss on liabilities	(243,075)	255,143
Changes in operating assets and liabilities:
Stores and spares	759,222	2,442
Inventory	1,970,479	-
Accounts receivables	3,727,747	(337,947)
Advances	(81,041)	(293,241)
Short term investment	7,686	(9,913)
Prepayments	(122,266)	34,578
Due from related parties	(41,408)	-
Other receivables	(1,135,513)	138,669
Trade and other payables	(6,743,631)	210,644)
Increase / (Decrease) in non-current liabilities and assets:
Long term deposits and payables	438,134	348,489
Other Payables		-
Due to related parties	-	-
Long term loans and other assets	1,375,006	1,519,722
Post employment benefits paid	(19,607)	-
Income on deposit and savings accounts	102,360	169,375
Lease rental payments	(475,743)	(102,705)
Finance cost paid	(868,257)	(457,627)
Income tax paid	(80,150)	(60,671)
Net cash provided by operating activities	2,082,257	650,881
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net	(196,286)	(45,241)
Acquisition of intangible asset	(345,946)	-
Advance to a related party	-	-
Proceeds from disposal of subsidiaries	3	-
Net cash used in investing activities	(542,229)	(45,241)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term financing	(28,686)	(170,335)
Payment against directors' loan	1,493,420	(368,086)
Receipt of convertible loan	-	1,400,000

Net cash provided by financing activities	1,464,734	861,579
Net decrease in Cash and Cash Equivalents	3,004,762	1,467,219
Cash and Cash Equivalent at the beginning of the Period	3,249,747	3,455,270
Exchange effect	(2,810,487)	(1,091,297)
Cash and Cash Equivalent at the End of the Period	$3,444,022	$3,831,192
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$(80,150)	$(60,671)
Interest	$(868,257)	$(457,627)

SUPPLEMENTAL NON-CASH OPERATING ACTIVITIES:
Consultancy services	2,834,001	-
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Acquisition of intangible assets	$-	$10,000,000
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock	2,834,001	10,000,000

The cash and cash equivalent, for cashflow statements, comprises of the following:
Cash and cash equivalents	$607,635	$1,069,413
Restricted cash	2,836,387	2,761,779
	$3,444,022	$3,831,192

The accompanying consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBALTECH CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 Restated

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at January 1, 2026	82,800	$8,280,000	$-	50,239,698	$5,024	11,580,369	$(1,810,278)	$1,488,096	$(322,182)	$(44,462,692)	(24,919,481)	$56,349,909	$31,430,428
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,585,328)	(1,585,328)	(1,212,351)	(2,797,679)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(2,454,807)	(2,454,807)	-	(2,454,807)	(1,992,307)	(4,447,114)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(2,454,807)	(2,454,807)	(1,585,328)	(4,040,135)	(3,204,658)	(7,244,793)
Issue of Common Stock				472,543	47	2,833,954	-	-	-	-	2,834,001	-	2,834,001
Balance as at September 30, 2026	82,800	$8,280,000	$-	50,712,241	$5,071	14,414,323	$(1,810,278)	$(966,711)	$(2,776,989)	$(46,048,020)	(26,125,615)	$53,145,251	$27,019,636
Balance as at January 1, 2025	-	$-	$-	46,644,464	$4,664	$9,329	$(1,828,970)	$932,473	$(896,497)	$(38,110,867)	(38,993,371)	$49,841,283	$10,847,912
Net loss attributable for the period	-	-	-	-	-		-	-	-	(1,634,490)	(1,634,490)	(1,325,470)	(2,959,960)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(607,269)	(607,269)		(607,269)	(492,457)	(1,099,726)
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	(607,269)	(607,269)	(1,634,490)	(2,241,759)	(1,817,927)	(4,059,686)
Issue of common stock				3,333,334	333	9,999,667					10,000,000		10,000,000
Balance as at September 30, 2025	-	-	-	49,977,798	$4,997	10,008,996	$(1,828,970)	$325,204	$(1,503,766)	$(39,745,357)	(31,235,130)	$48,023,356	$16,788,226

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Preferred Stock		Dividend on Preferred	Common Shares		Additional Paid in	Other Comprehensive	Translation		Accumulated	Shareholders’ Equity attributable to	Non Controlling
Particulars	Shares	Amount	Stock	Shares	Amount	Capital	Loss	Reserve	Total	Deficit	Parent	Interest	Total
Balance as at July 1, 2026	82,800	$8,280,000	$-	50,703,698	$5,070	14,364,323	$(1,810,278)	$107,104	$(1,703,174)	$(46,367,680)	(25,421,461)	$53,639,170	$28,217,709
Net income attributable for the period	-	-	-	-	-		-	-	-	319,660	319,660	377,582	697,242
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(1,073,815)	(1,073,815)	-	(1,073,815)	(871,501)	(1,945,316)
Total comprehensive income for the period - net of tax	-	-	-	-	-		-	(1,073,815)	(1,073,815)	319,660	(754,155)	(493,919)	(1,248,074)
Issue of Common Stock				8,543	1	50,000	-	-	-	-	50,001	-	50,001
Balance as at September 30, 2026	82,800	$8,280,000	$-	50,712,241	$5,071	14,414,323	$(1,810,278)	$(966,711)	$(2,776,989)	$(46,048,020)	(26,125,615)	$53,145,251	$27,019,636
Balance as at July 1, 2025	-	$-	$-	49,977,798	$4,997	10,008,996	$(1,828,970)	$1,278,854	$(550,116)	$(39,351,143)	(29,887,266)	$49,115,804	$19,228,538
Net loss attributable for the period	-	-	-	-	-		-	-	-	(394,214)	(394,214)	(318,872)	(713,086)
Other comprehensive loss for the period - net of tax	-	-	-	-	-		-	(953,650)	(953,650)		(953,650)	(773,577)	(1,727,227)
Total comprehensive loss for the period - net of tax	-	-	-	-	-		-	(953,650)	(953,650)	(394,214)	(1,347,864)	(1,092,449)	(2,440,313)
Issue of common stock				-	-	-					-	-	-
Balance as at September 30, 2025	-	-	-	49,977,798	$4,997	10,008,996	$(1,828,970)	$325,204	$(1,503,766)	$(39,745,357)	(31,235,130)	$48,023,356	$16,788,226

The annexed notes form an integral part of these consolidated financial statements.

GLOBALTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Assets and Liabilities of the Consolidated VIE

The following table presents the carrying amounts of assets and liabilities of WTL that are included in the Company’s consolidated balance sheets. These amounts represent the total assets and liabilities of the consolidated VIE and do not represent additional assets or obligations of the Company beyond those reflected in the consolidated financial statements:

Description	September 30, 2026	December 31, 2025
Total Assets	$37,981,873	$40,257,902
Total Liabilities	$55,252,664	$46,492,106

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

1.2.5 GlobalTech Corporation FZC

On July 15, 2026 Worldcall Public acquired 100% of GlobalTech Corporation LLC FZC incorporated in Mydan Free Zone United Arab Emirates on September 8, 2023, from related parties. The primary business of the company is to carry out the business of digital services, software and technology related services.

The detail of acquisition is provided below.

USD
Consideration	9,000

Current assets
Prepayments	119
Cash & Bank Balances	9,709
9,828

Current liabilities
Accrued liabilities & Other Payables	828

Net assets	9,000

Goodwill / bargain purchase gain	-

1.2.6. 123 Investments Limited

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

Following is the detail of 123 Investments’ subsidiaries:

Sr #	Name of Subsidiaries	Date of acquisition
1	Moda Concessions Limited	January 12, 2017
2	Direct Footwear Limited	January 12, 2017
3	MIP Online 1975 Limited	May 11, 2024
4	MIP Employees 1975 Limited	May 28, 2024
5	MIP Trading 1975 Limited	June 5, 2024
6	MIP Stores 1975 Limited	June 27, 2024
7	Bonded Trading Limited	May 11, 2024
8	Brightlark Limited	September 1, 2025

1.2.6.1 Legal Subsidiaries of 123 Investments Limited

1.2.6.1.1 Moda Concessions Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Moda Concessions Limited was founded on November 7, 2016, and this business accounts for the revenue generated by concessions located inside various department stores.

1.2.6.1.2 Direct Footwear Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Direct Footwear Limited was founded on November 8, 2016, and is the wholesale branch of the business. Direct Footwear Limited has an agreement to sell on the QVC television and internet shopping channel.

1.2.6.1.3 MIP Online 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England.

1.2.6.1.4 MIP Employees 1975 Limited

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

1.2.6.1.5 MIP Trading 1975 Limited

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

1.2.6.1.6 MIP Stores 1975 Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. MIP Stores 1975 Limited was incorporated on June 26, 2024. The principal activity of the business is retail sale of footwear in specialized stores.

1.2.6.1.7 Bonded Trading Limited

The company is a private company limited by shares, registered in England and Wales. The address of the registered office is 34 Roundhay Road, Leeds, LS7 1AB, England. Bonded Trading Limited was incorporated on May 11, 2024. The principal activities of the company include wholesale footwear.

1.2.6.1.8 Brightlark Limited

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

Basis of Presentation

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present the Company’s financial position, results of operations, comprehensive income or loss, changes in shareholders’ equity, and cash flows for the periods presented. The interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, as restated in its Form 10-K/A filed on October 21, 2026.

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

The timing of transfer of control for each revenue stream is as follows:

1.	International termination service: Control is transferred when the call is completed and customer receives and consumes benefits.
2.	Broadband service: Control is transferred when service is provided to the customer.
3.	Metro fiber solutions: Control is transferred when agreement is made and services are rendered.
4.	Capacity sales services: Control is transferred when service is provided.
5.	Technology services: control is transferred when the right to use the software, application etc. is granted to the customers.
6.	Retail footwear: The control related to retail footwear products has been explained below.

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

Direct Operating Costs — Direct operating costs of the Company consist primarily of salaries and benefits related to personnel who provide services to clients, annual Pakistan Telecommunications Authority (PTA) fees, cable license fees, inventory consumed and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The Company incurred approximately $1.62 million and $0.34 million of payroll costs for the nine months ended September 30, 2026, and 2025, respectively, which includes payroll costs of 123 Investments Limited amounting to $1.30 million for the nine months ended September 30, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, the comparable figures of the Company do not include transactions relating to 123 Investments Limited.

Other Operating Costs — Other operating costs of the Company consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $3.58 million and $0.59 million of salaries and benefits for the nine months ended September 30, 2026, and 2025, respectively, which includes payroll cost of 123 Investments Limited amounting to $3.38 million for the nine months ended September 30, 2026. 123 Investments Limited was acquired on December 15, 2025; therefore, the comparable figures of the Company do not include transactions relating to 123 Investments Limited.

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

Advances to employees and officers were $345,341 and $343,338, and advances to suppliers were $4,068,457 and $3,989,420 as of September 30, 2026, and December 2025, respectively.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the nine months ended September 30, 2026.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at average exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive income/(loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains/losses are reported as a component of other income–net in the consolidated statements of operations. The US$/Pakistani Rupee (PKR or Rs.) exchange rates used for the translation of PKR-denominated assets and liabilities are Rs. 277.50 as on September 30, 2026, whereas the US$/Pakistani Rupee (PKR or Rs.) average exchange rates used for the translation of PKR-denominated income and expenses are Rs. 278.88 as of September 30, 2026. The British Pounds Sterling (GBP)-denominated assets and liabilities have been translated into US Dollars using the closing exchange rates of USD 1.3227 as of September 30, 2026. Income and expenses denominated in GBP have been translated using the average exchange rates of USD 1.3425 as of September 30, 2026.

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

The Company evaluated its operations in accordance with ASC 280-10-50-1 through 50-9 and concluded that it operates as a single operating and reportable segment. Although the Company provides cable and broadband services in Pakistan through WTL consulting services in the United Arab Emirates through Ferret Consulting FZC (FZC) and retail footwear through 123 Investments Limited of which the Company acquired 51% of 123 Investments Limited on December 15, 2025, in the United Kingdom, which the CODM reviews financial results and allocates resources solely on a consolidated basis, rather than by business line, legal entity, or geography.

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

We acquired 51% of 123 Investments Limited as of December 15, 2025, and it has been consolidated in these consolidated financial statements since the date of acquisition. The discrete information is not provided to the CODM as of the date of balance sheet date and until the issuance of these consolidated financial statements. Therefore, we do not consider it as a separate segment.

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

3. BUSINESS COMBINATION

3.1. Acquisition of 123 Investments Limited

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

The contingent consideration of $1.92 million has been recognized and remeasured as of September 30, 2026, and is included in the consolidated balance sheet in trade and other payables, the detail of which is provided in Note 13. 123 Investments Limited posted a net income of $0.98 million for the nine months ended September 30, 2026, and the performance in the coming period is expected to improve as the Company moves through the year. Therefore, there is no change in the contingent consideration.

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

3.2. Acquisition of GlobalTech Corporation LLC FZC

On July 15, 2026, WorldCall Public acquired 100% of the outstanding equity interests of GlobalTech Corporation LLC FZC and obtained a controlling financial interest of the Company. Its primary business is to carry out the business of digital services, software and technology related services. The acquisition was accounted for using the acquisition method in accordance with ASC 805-50, Business Combinations.

The Company acquired the entity for a total consideration of USD9,000. As the acquired entity was under common control, the transaction has been accounted for as a transfer of assets and liabilities between entities under common control, using the predecessor carrying value method. Accordingly, the assets and liabilities of the acquired entity have been recognized at their respective carrying amounts immediately prior to the transfer. No new goodwill or bargain purchase gain has been recognized in connection with the transaction.

The following table summarizes the carrying amounts of the identifiable assets and liabilities transferred as of the acquisition date:

USD
Consideration	9,000

Current assets
Prepayments	119
Cash & Bank Balances	9,709
9,828

Current liabilities
Accrued liabilities & Other Payables	828

Net assets	9,000

Goodwill/bargain purchase gain	-

4. CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Cash at bank
Current accounts	$329,683	$511,511
Savings accounts	6,692	6,216
	336,375	517,727
Cash in hand	19,008	10,990
Pay orders in hand	252,252	-
	$607,635	$528,717

5. RESTRICTED CASH

	September 30,	December 31,
	2026	2025
	(Unaudited)
Deposit in escrow account	$2,621,724	$2,533,894
Margin and other deposits	214,663	187,136
	$2,836,387	$2,721,030

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

Margin and other deposits include deposits placed with banks against various guarantees. This amount also includes approximately $72,072 (2025: $71,289) deposited in a Court of Law as disclosed in a relevant note of contingencies and commitments.

6. ACCOUNTS RECEIVABLE – NET

	September 30,	December 31,
	2026	2025
	(Unaudited)
Considered good – unsecured	$4,555,310	$8,283,057
Considered doubtful – unsecured	2,142,685	2,142,685
Total receivables	6,697,995	10,425,742
Less: Provision for expected credit loss	(2,142,685)	(2,142,685)
Net receivables	$4,555,310	$8,283,057

Provision for credit losses has been nil for the nine months ended September 30, 2026. Accounts receivable relating to WorldCall Public of $2.42 million as of September 30, 2026 (December 31, 2025: $4.43 million) has been pledged as security.

7. ADVANCES

	September 30,	December 31,
	2026	2025
	(Unaudited)
Advances to employees against expenses	$345,341	$343,338
Advances to suppliers	4,068,457	3,989,420
	$4,413,798	$4,332,758

8. DUE FROM RELATED PARTIES

	September 30, 2026	December 31, 2025

Due from related parties	343,346	158,203

This represents the amount receivable from related parties, the detail of which is given in Note 30 – Related Parties, below.

9. PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
	2026	2025
	(Unaudited)
Operating fixed assets	$15,207,494	$16,052,708
Capital work-in-progress	21,942	21,703
	$15,229,436	$16,074,411
Operating fixed assets
Building on freehold land	$351,351	$347,532
Freehold land	189,586	187,525
Leasehold improvements	907,393	877,315
Plant and equipment	29,893,279	29,543,795
Office equipment	395,917	390,115
Vehicles	331,346	224,078
Computers	715,898	689,565
Furniture and fixtures	710,335	676,888
Laboratory and other equipment	77,422	76,580
	33,572,527	33,013,393
Less: Accumulated depreciation	(18,365,033)	(16,960,685)
	$15,207,494	$16,052,708

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

Details of additions made during the nine months ended September 30, 2026, and 2025, are as follows:

	September 30,
	2026	2025
Leasehold improvements	$20,436	$518
Plant and equipment	29,250	41,004
Office equipment	1,514	3,440
Vehicle	104,807	-
Furniture and fixtures	26,008	1,792
Computers	18,754	5,798
	$200,769	$52,552

Details of disposals made during the nine months ended September 30, 2026 and 2025, are as follows:

	September 30,
	2026	2025
Plant and Equipment	4,483	7,311
Vehicles	-	-
	$4,483	$7,311

10. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of September 30, 2026, and December 31, 2025. The Company does not have any finance leases.

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

Breakdown of operating lease expense:

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$158,698	41,534	$456,018	$101,185
Short term lease cost	115,180	4,742	283,910	15,922
	$273,878	46,276	$739,928	$117,107

	September 30,	December 31,
	2026	2025
	(Unaudited)
Operating leases
Operating lease ROU assets, net	$1,164,537	$1,248,106

Current operating lease liabilities	663,114	518,885
Non-Current operating lease liabilities	721,632	977,792
	$1,384,746	$1,496,677

Operating leases
ROU Assets	1,248,106	451,111
Addition through acquisition of 123 Investment Limited	15,083	848,875
Lease termination		(30,400)
Asset lease expense	(375,081)	(18,580)
Foreign exchange gain/(loss)	276,429	(2,900)
ROU Assets – net	$1,164,537	$1,248,106

Weighted average remaining lease term (in years):
Operating leases	3.01	6.04
Weighted average discount rate:
Operating leases - Pakistan	13.35%	13.35%
Operating leases – United Kingdom	4.81%	4.81%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	151,050	34,803	475,743	102,705

As of September 30, 2026, the detail of future lease liability is as follows:

Operating leases - Years Ending December 31,
2026 (three months)	$285,166
2027	829,630
2028	112,939
2029	155,780
2030	171,358
Thereafter	17,004
Total lease payments	1,571,877
Less: imputed interest	(187,131)
Total lease obligations	1,384,746
Less: current obligations	(663,114)
Long-term lease obligations	$721,632

11. INTANGIBLE ASSETS – NET

	September 30,	December 31,
	2026	2025
	(Unaudited)
Licenses	$5,192,651	$5,136,199
Patents, Brand and Copyrights	23,876,979	23,617,400
IRU - media cost	18,524,225	18,322,839
Software	13,057,013	12,915,064
	60,650,868	59,991,502
Less: Accumulated amortization – net	(17,024,342)	(13,737,921)
	$43,626,526	$46,253,581

Useful life of intangible assets ranges from between 5 years to 20 years. Moreover, amortization expense on intangible assets of approximately $3.12 million has been recognized, during the nine months ended September 30, 2026, and $0.55 million for the nine months ended September 30, 2025, in depreciation and amortization in the statement of operations.

As of September 30, 2026, future amortization expense scheduled to be expensed is as follows:

Year ending December 31,

2026 (Three months)	$1,925,600
2027	7,789,518
2028	7,542,450
2029	7,542,450
2030	7,542,336
2031	3,469,125
Thereafter	7,815,047
$43,626,526

During the year 2025, a payment for Sports League management System was made for the purchase of the Core Engine from Crickslab LLC F.Z.C in the form of 3,333,334 shares of common stock, valued at $3.00 per share, totaling $10,000,000. The Core Engine is a software platform which the Company plans to develop a Sports League Management System for baseball, softball and related sports. Payment of $2,463,921 for Digital Lending Platform represents payments made for development of software related to a digital lending platform. These platforms are under development by a third party. The basic features of baseball are implemented and testing is underway. Premium features are being developed and are expected to be completed during the first quarter of 2027. Upon completion and when the asset is available for its intended use, amortization will commence in accordance with the Company's applicable accounting policy.

During the first quarter ended March 31, 2026, the Company acquired Indefeasible Right of Use (IRU) of $0.35 million from a third party in the area where the Company has no network.

12. ADVANCE TO A RELATED PARTY

	September 30, 2026	December 31, 2025

Advance to a related party	$3,301,645	$3,360,688
	$3,301,645	$3,360,688

The balance represents funds advanced to a director of 123 Investments Limited as consideration for the acquisition of his property. The property currently houses the registered office and principal place of business of 123 Investments Limited. The total consideration of the building is $3.97 million (£3 million).

13. TRADE AND OTHER PAYABLES

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Trade creditors	$9,590,717	$13,523,160
Contingent Liability	1,920,000	1,920,000
Accrued and other liabilities	9,167,140	8,850,206
Payable to PTA against APC charges	6,367,560	6,298,335
Payable against long term investment	158,559	156,835
Contract liabilities	3,123,850	3,652,401
Withholding taxes payable	382,487	787,456
Sales tax payable	431,039	3,103,195
Security deposits	126,616	125,240
	$31,267,968	$38,416,828

Trade creditors include amounts payable to PTA totaling $2.834 and $2.039 million as of September 30, 2026, and December 31, 2025, respectively. Out of this amount, $1.941 million (2025: $1.878 million) represents a payable regarding Annual Radio Spectrum Fees in respect of WLL licenses. PTA has issued multiple determinations that have been challenged and contested by the Company on legal grounds as well as on account of preoccupation of frequency / spectrums and losses suffered by the Company due to such preoccupancy for which the Company has demanded due compensation from PTA. In all these matters, the Company has filed appeals against PTA’s determinations before the Honorable Lahore High Court and the Honorable Islamabad High Court and stay orders were obtained against the recovery. This matter has been decided in favor of the Company; however, PTA has filed an appeal before the Honorable Supreme Court of Pakistan.

Contingent liability: It represents contingent consideration recognized on the acquisition of 123 Investments Limited and remeasured as of September 30, 2026.

Security Deposits: These represent security deposits received from customers. These are interest-free and refundable on termination of the relationship with the Company. The relationship of these customers with the Company has ended and these deposits are now payable on demand. These have been utilized by the Company before the promulgation of the Companies Act, 2017.

14. CURRENT PORTION OF NON-CURRENT LIABILITIES

	September 30,	December 31,
	2026	2025
	(Unaudited)
Term finance certificates	$4,182,746	$4,137,270
Mark-up payable on TFCs	2,387,711	2,361,760
Long term financing	1,838,764	1,878,093
Lease liabilities	663,114	518,885
	$9,072,335	$8,896,008

Details of the current portion of non-current liabilities are provided in their respective notes.

15. ACCRUED INTEREST

	September 30,	December 31,
	2026	2025
	(Unaudited)
Short term borrowings	$269,342	$217,554
Term finance certificates	4,256,349	3,827,304

	$4,525,691	$4,044,858

16. SHORT TERM BORROWINGS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Repurchase agreement borrowings	$810,811	801,996
Credit facility – Charles Street Finance	670,665	2,028,978
Credit facility – YouLend Limited	145,276	28,573
Credit facility – Together Finance	121,606	-
Credit facility – Third party loan	792,793	-
Line of credit facility – others	89,502	89,502
	$2,630,653	$2,949,049

The shares of WTL amounting to $0.80 million, are pledged against a repurchase agreement, and the assets of 123 Investments Limited are pledged to secure a debt of $0.67 million.

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

Together Finance: This represents a short-term financing facility. The effective cost of the facilities is 1.54% per month. There is an arrangement fee of 1% (one time) and 2% per annum in case of default making payment timely. The collateral is 5% of each invoice financed.

Third party loan: This represents interest bearing loan at the of rate of 2.4% per month.

Line of credit facility – others: This represents unsecured and interest free loans received from foreign companies which is payable on demand, as mentioned below.

	September 30,	December 31,
	2026	2025
	(Unaudited)
HTS Tel Communication	$68,747	$68,747
TLT Communication	20,755	20,755
	$89,502	$89,502

17. TERM FINANCE CERTIFICATES (TFCs)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Opening balance	$4,137,270	$4,234,015
Repayments	-	(96,745)
Exchange adjustment	45,476	-
	4,182,746	4,137,270
Current portion	(4,182,746)	(4,137,270)
	-	-

Term finance certificates (TFCs) have a face value of $18.02 per certificate. These TFCs carry mark up at the rate of six months average KIBOR plus 1.0% per annum (2025: six month average KIBOR plus 1.0% per annum), payable quarterly. The markup rate charged during the period on the outstanding balance ranged from 12.07% to 12.98% (2025: 12.07% to 17.45%) per annum.

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

In accordance with the 3rd Supplemental Trust Deed executed during the year 2018, the outstanding principal is repayable by way of quarterly staggered instalments with downward revision in markup of 0.60% i.e. revised markup of six months average KIBOR + 1%. The outstanding markup payable as at the date of restructuring and up to December 20, 2018 is agreed to be deferred and was to be paid from March 20, 2021 in quarterly instalments. 50% of the markup accrued for the period between December 20, 2018 to December 20, 2020 was to be paid on a regular quarterly basis commencing from March 20, 2019 and the remaining 50% was to be deferred and paid from March 20, 2021. Markup deferred has been measured at present value. Under the 3rd Supplemental Trust Deed, these TFCs matured on September 20, 2026 and the settlement of the outstanding TFC obligations remain pending. The Company is actively engaged in discussions with the TFC holders with a view to offering mutually acceptable and commercially attractive terms for settlement of the outstanding obligations. As of the date of this filing, the Company has not yet received any notice of default from the TFC holders in connection with the outstanding obligations.

The other main terms included appointment of one representative as a nominee director nominated by the Trustee which has been complied with. Further, 175 million of WorldCall Telecom’s shares owned by WorldCall Services (Private) Limited are pledged for investors which will be released with quarterly scheduled principal repayments proportionately starting from June 2019.

The Company has not paid due quarterly instalments from June 2019 to September 30, 2026, amounting to $4.64 million against principal and $5.03 million against accrued mark-up (interest). In case of failure to make payments by the Company, the Trustee can instruct the security agent to enforce the letter of pledge and sell the quantum of the pledged shares to generate the amount required for the settlement of the outstanding redemption amount.

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

These TFCs are secured against first pari passu charge over WorldCall’s present and future fixed assets including equipment, plant and machinery, fixtures excluding land and building with 25% margin in addition to all rights, benefits, claims and interests procured by the Company under:

A.	Long Distance and International (“LDI”) and Wireless Local Loop (“WLL”) license issued by PTA to the Company; and
B.	Assigned frequency spectrum as per deed of assignment.

18. LONG TERM FINANCING – SECURED

	September 30,	December 31,
	2026	2025
	(Unaudited)
Bank Islami Limited	$39,798	$99,009
Askari Bank Limited	73,164	524,620
	$112,962	$623,629

Bank Islami Limited: This represents balance transferred as a result of restructuring of short-term running finance (RF) facility to Term Loan Facility on February 12, 2021. Principal is repayable in 29 instalments started from February 2022 until May 2024. Markup to be accrued and will be serviced in 24 monthly instalments, starting from June 1, 2024. Effective markup rate applicable will be 6 Month KIBOR (Floor 7.5% and capping 17%). The markup charged during the period on the outstanding balance at 10.36% to 11.58% (2025: 11.03% to 11.87%). The facility is secured against 1st joint pair passu charge on present and future current and fixed assets excluding land & building & licenses/receivable of LDI & WLL of the Company for $3.17 million with 25% margin, pledge of various listed securities of the Company having carrying value $0.11 million and along with a Mortgage over WorldCall’s Offices at Ali Tower MM Alam Road Lahore and at The Plaza Shopping Mall Kehkashan Karachi.

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

Askari Bank Limited: This represents the balance transferred as a result of a settlement agreement from short term running finance (RF) facility to Term Loan Facility as of November 2022. Principal was to be repaid in 48 instalments starting from November 2022 until October 2026. Markup outstanding after effective discounts / waivers as per settlement agreement and markup to be accrued will be serviced in 36 monthly instalments, starting from November 2024. Effective markup rate applicable will be 1 Month KIBOR (1MK - 2% (Floor 10%)). The markup is charged during the period on the outstanding balance at 10% to 10.03% (2025: 10% to 11.35%). The facility is secured against a 1st joint pari passu charge on present and future current and fixed assets (excluding land, building and licenses) of the Company with a margin of 25%, collection account with Askari Bank Limited (AKBL) for routing of LDI receivables along with an additional mortgage on properties situated in Sindh, Pakistan.

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
2.	The Company’s common stock, although quoted on the OTC Markets, was not readily convertible to cash as of September 30, 2026, consistent with ASC 815-10-15-99; and
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

The total outstanding balance of Convertible Promissory Notes as of September 30, 2026, and December 31, 2025, was $1,625,000.

20. LICENSE FEE PAYABLE

	September 30,	December 31,
	2026	2025
	(Unaudited)
License fee payable	$164,011	$162,228
	$164,011	$162,228

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

21. DUE TO RELATED PARTIES

	September 30, 2026	December 31, 2025
Due to related parties	$3,737,240	$2,243,820

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

Disputes with Pakistan Telecommunication Authority (“PTA”)

The Group has filed a suit before Civil Court, Lahore, Pakistan on December 15, 2016, in which it has sought a restraining order against PTA in relation to demands of regulatory and other dues and claimed set off from damages / compensation claim of the Group on account of the auction of preoccupied frequency spectrum. The Group has raised a claim of approximately $19.10 million against the PTA. The matter is pending adjudication. As per management, it is difficult to predict the outcome of the case at this stage.

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

During the year 2016, PTA again demanded immediate payment of the principal amount of APC amounting to $6.36 million along with default surcharge thereon amounting to $5.96 million as of July 31, 2016 via its notice dated December 1, 2016. Through the aforesaid show cause notice, PTA has also shown intentions to impose penal provisions to levy a fine up to $1.26 million or to suspend or terminate the LDI license by issuance of an enforcement order against the Group. The Group challenged the show cause notice before the Sindh High Court on December 13, 2016, wherein the Court has passed orders restraining PTA from cancelling the licenses of the Group and from taking any coercive action against it. The matter is at the stage of hearing of applications. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements for the amounts of default surcharge and fine. The Court had remanded the matter to the PTA for further decision, which the PTA again decided against the Company. The Group appealed the PTA determination before the Singh High Court, wherein the Court has restrained PTA from taking any coercive measures against the Company for recovery of impugned dues. The matter is still pending adjudication. Moreover, PTA has linked the renewal of LDI license with payment of the aforementioned impugned dues, against which the Company has filed another petition before the High Court of Sindh, whereby the Honorable Court has restrained the PTA from interrupting or suspending the Company's operation. This matter is also pending adjudication before the Court.

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

The Group has filed a suit before the High Court of Sindh on July 2, 2011 for declaration, injunction and recovery of $17.81 million against PTA praying, inter alia, for direction to PTA to determine the Access Promotion Contribution for Fixed Line Local Loop (APCL contribution) and Access Promotion Cost (APC) for Universal Service Fund (USF) strictly in accordance with the formula as per Rule 8(2) and (4) of 2004 Rules and Regulation 7 of 2005 Regulations; restraining PTA from taking coercive actions against the Group to recover the amounts of APCL and APC for USF and direction to PTA to submit accounts and information to the Honorable High Court with regard to collection and, utilization and application of APCL and APC for USF contributions. During the pendency of proceedings, the Court granted an interim injunction to the Group and restrained PTA from taking any coercive action against the Group. The Suit has been disposed of by the Court for want of jurisdiction. The Group is in the process of challenging the said Order. No adverse monetary impact is involved in this matter.

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

PTA has filed recovery proceedings against the Company before the District Collector / District Officer Revenue, Lahore for an amount of $9.54 million including late payment charges on November 4, 2016, due to non-payment of initial spectrum fee (ISF). The Group has not received any notice from the Revenue department. During the year PTA again issued the notice against non-payment of ISF and increased the claim by $3.74 million.

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

The Group has filed an appeal with Islamabad High Court on January 12, 2021, against said decision of PTA on similar lines as explained above and the Group’s management feels that there are strong grounds to defend the Group’s stance and that the principal amount and late payment charges determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

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

PTA had demanded an amount of $1.26 million in respect of fines and a loss of $1.92 million on account of international telephony traffic. The case was decided by Islamabad High Court in favor of the Group; however, PTA appealed the matter before the Honorable Supreme Court of Pakistan. The Honorable Supreme Court dismissed the appeal of PTA. PTA has now filed review petition No. 708 of 2019 before the Supreme Court of Pakistan on November 23, 2019, which is pending adjudication. The Group has not received any notice in this regard. The Group’s management feels that there are strong grounds to defend the Group’s stance, hence, no provision has been made in these financial statements.

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

In another matter related to renewal of FLL Licenses for the Karachi and Lahore regions, PTA determined that the FLL licenses of the Group were renewed subject to payment of the outstanding dues of $14.77 million as ARDs and USD $21.6 million on account of an annual spectrum fee payable under WLL license. Being aggrieved by this order, the Group has filed a petition before the Islamabad High Court, whereby the Honorable Court has restrained the PTA from taking any coercive measures against the Group and suspended operations of the impugned order.

PTA determined the demand amounting to $0.81 million, on account of annual spectrum fee and other regulatory charges, via its determination dated February 22, 2010. Being aggrieved, the Group’s management preferred an appeal before the Honorable Lahore High Court (“LHC”) on March 20, 2010, against the PTA's determination. LHC granted stay against the recovery subject to payment of $0.14 million which was paid by the Group. The Group’s management feels that there are strong grounds to defend the Group’s position and expects the ultimate decision to be in the Group’s favor, although the ultimate outcome is uncertain. The Court has referred the matter to the Telecommunication Appellate Tribunal to decide the matter after hearing the parties.

Other than the amounts recognized in the financial statements and amounts disclosed in the above contingencies, PTA has also demanded amounts of $5.88 million on account of various charges, default surcharges / penalties / fines. Since the principal amount is disputed, the Group’s management feels that there are strong grounds to defend the Group’s stance and that the liability determined unilaterally by PTA will not materialize, hence, no provision has been made in these financial statements.

Taxation issues in Pakistan

Through an amendment order passed under section 122(5A) of the Ordinance, the Company's return of total income for Tax Year 2006 was amended and declared losses were curtailed by an amount of $2.81 million. The Group’s appeal filed on September 18, 2007, was not entertained by CIR(A) and the amendment order was upheld whereupon the matter was further appealed before ATIR on July 8, 2008, which is pending adjudication. The Group’s management expects relief from ATIR in respect of issues involved in the relevant appeal, there being valid precedents available on record supporting the Group’s stance. Accordingly, no adjustment on this account has been incorporated in these financial statements.

In computer balloting for total audit u/s 177 of the Ordinance, the Group was selected for total audit proceedings for the tax year 2009 and the same has been completed with the issuance of order dated June 29, 2019, under section 122(1)/122(5) of the Ordinance creating a demand of $0.75 million. Against the said impugned order, appeal has been filed before CIR(A) on August 6, 2019, by legal counsel of the Group. The first appellate authority decided major issues via order dated December 31, 2021, in the Group’s favor and certain issues were remanded back to the department for adjudication afresh. The department initiated and finalized the reassessment proceedings via order dated January 31, 2023, based on relief allowed by first appellate authority. Due to reassessment proceedings, an amount of $0.09 million was refundable. Department (Federal Board of Revenue) has filed an appeal before ATIR against the order.

A demand of $3.81 million (including default surcharge of $1.17 million) was raised against the Group under section 161/205 of the Ordinance for the period relevant to Tax Year 2012 alleging non-compliance with various applicable withholding provisions contained in the Ordinance. Management appealed the subject order on March 28, 2014, in usual appellate course and while first appellate authority decided certain issues in the Group’s favor, major issues were remanded back to the department for new adjudication. Such appellate order was further appealed by the Group before ATIR on May 20, 2014, at which forum, adjudication is pending. Meanwhile, the Department concluded the reassessment proceedings, primarily repeating the treatment earlier accorded, however, based on relief allowed by first appellate authority, demand now stands reduced to $3.44 million (including default surcharge of $1.11 million). Such reassessment order was appealed by the Group in a second round of litigation and the first appellate authority, through its order dated June 29, 2015, has upheld the Departmental action. Management contested this order before ATIR on August 20, 2015, which has been decided by the ATIR via an order dated July 28, 2025, in favor of the Company.

In computer balloting for total audit u/s 177 of the ITO, 2001, the Group was selected for total audit proceedings for the tax year 2014 and the same has been completed with the issuance of order under section 122(4) of Income Tax Ordinance, 2001 creating a demand of $0.17 million and curtailment of losses by $21.19 million. The said demand was curtailed to $0.02 million through a revised demand order on account of rectification application filed by the Group. Against the said impugned order, appeal has been filed before CIR(A) on January 30, 2018, by legal counsel of the Group. First appellate authority decided the case in favor of the Group via an order dated December 31, 2021, by annulling the impugned order and remanded the case back for adjudication afresh.

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

A sales tax demand of $0.61 million was raised against the Group for recovery of an allegedly inadmissible claim of sales tax refund in Tax Year 2006, filed and sanctioned under section 66 of the Sales Tax Act, 1990. The Group’s appeal against such order was allowed to the extent of additional tax and penalties; however, the principal amount was held against the Group by the then relevant Customs, Excise and Sales Tax Appellate Tribunal (CESTAT). The Group further appealed the issue on November 10, 2009, before Lahore High Court (LHC) where the litigation is presently pending. While recovery to the extent of 20% of principal demand of sales tax has been made by the tax authorities, an interim injunction by the Honorable Court enjoins the Department from enforcing any further recovery. Since management considers the refund to be legally admissible to the Group, no liability on this account has been recognized in these financial statements and the amount already recovered has been recorded as being receivable from the tax authorities. It is pertinent to highlight here that adverse judgment earlier passed by CESTAT no longer holds the field as through certain subsequent judgments, controversy has been decided by ATIR (forum now holding appellate jurisdiction under the law) in favor of other taxpayers operating in the Telecom Sector. The Honorable LHC has set aside the judgment of the Tribunal on May 24, 2017, and has remanded the case for decision afresh. The Tribunal is yet to issue notice for the hearing. The Group’s management feels that there are strong grounds to defend the Group’s stance and the liability will not materialize, hence, no provision has been made in these financial statements.

On September 30, 2016, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $1.52 million for the periods from May 2013 to December 2013. The Company challenged imposition of sales tax on LDI services on the first appellate authority in 2016 and relief granted by CIR(A) through set aside the demand created by PRA with direction of reassessment proceedings. The Company challenged these proceedings through filing a writ petition in LHC heard on February 9, 2017, on the grounds that it was unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The writ petition has been allowed with instructions passed by Honorable Judge of Lahore High Court Lahore to PRA restraining from passing final order in pursuance of proceedings. The matter has been taken up by other LDI operators against PRA in June 2015 before LHC on the grounds that imposition of sales tax is unconstitutional and in violation of fundamental principles of sales tax and international commitments of Government of Pakistan. The period pertains to ICH’s time when the amount of sales tax was withheld by PTCL. Based on the advice of the Company’s tax advisor, management is of the view that the Company’s case is based on meritorious grounds and hence, relief would be secured from the Court. In view of the above, provision for sales tax on LDI services aggregating $4.35 million has not been made in these financial statements.

On December 13, 2023, Punjab Revenue Authority (PRA) issued show cause notice allegedly demanding $7.74 million for the periods from January 2018 to December 2020. The Group challenged imposition of sales tax on LDI and other services on the first appellate authority in 2024 and CIR(A) decided the case via order dated March 4, 2025 in favor of the department. Management has contested this order before Appellate Tribunal of Punjab Revenue Authority (PRA) on April 4, 2025 for a favorable outcome. The case has been decided by the Appellate Tribunal of PRA via order dated September 9, 2025 in favor of the Group, which set aside the impugned order and remanded back for adjudication afresh.

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

Through assessment orders passed under section 161/205 of the Ordinance for the tax year 2004 & 2005, the demand of $0.66 million was created. The management challenged the orders before the first appellate authority while the first appellate authority decided the case via order dated January 28, 2008 in favor of the department. The Group challenged the orders before the ATIR, while the appeals have been decided by the ATIR via consolidated order dated May 23, 2008 in favor of the Group and cancelled the assessment order. The department challenged the orders before Honorable Lahore High Court Lahore and the High Court decided the case via judgement dated September 27, 2015 in favor of the Group. The department challenged the orders before the Honorable Supreme Court of Pakistan and the matter has been remanded back to the Lahore High Court Lahore via order dated February 10, 2023 for adjudication afresh. In the second round, the case has been decided by the Honorable Lahore High Court Lahore via judgment dated November 4, 2024 in favor of the department. The management contested this judgment before Honorable Supreme Court of Pakistan for favorable outcome while the case has been decided by the Honorable Supreme Court of Pakistan via judgment dated November 11, 2025 in favor of the Group.

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

One of the Group’s suppliers and its allied international identities (referred to as suppliers) filed a winding up petition dated October 16, 2017 before LHC and made a claim of $0.23 million and USD 4.869 million which was dismissed on September 26, 2018. The suppliers have also filed civil suit before Islamabad Civil Court dated September 17, 2018 for recovery of USD 12.35 million and USD 0.24 million along with damages of USD 20.22 million. The learned civil judge accepted the application under Order VII Rule 10 CPC and dismissed the suit. The suppliers have now filed an appeal before the Honorable Islamabad High Court, Islamabad against the order passed on July 10, 2019 by the learned civil judge, Islamabad. The Islamabad High Court has also dismissed the supplier's appeal, thereafter supplier has now filed its claim in the civil court at Lahore and the matter is pending adjudication. The Group has already filed suit for recovery of USD 94.33 million against this supplier for default in performance of agreements before Civil Court, Lahore in August 2017. The Group has also filed another suit before the Civil Court, Lahore for recovery of $5.41 million for causing damage to the Group for filing a frivolous winding up petition. Management is of the view that it is unlikely that any claim of said suppliers will materialize.

The Group is in the process of compliance with Regulation 11 of the Companies (Further Issue of Shares) Regulations 2020 and section 83 of Companies Act 2017. The Group may be liable to pay penalties for delayed compliance. However, management is of the view that it is unlikely that any claim will materialize against the Group.

A total of 31 cases (2024:30) are filed against the Group involving Regulatory, Employees, Landlords and Subscribers having aggregate claim of all cases amounting to $0.55 million (2025: $0.54 million). Because of the number of cases and their uncertain nature, it is not possible to quantify their financial impact. Management is of the view that the outcome of these cases is expected to be favorable and liability, if any, arising out of the settlement is not likely to be material.

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

24. NET REVENUE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Telecom services	$4,206,624	$4,572,802	12,689,313	12,906,078
Broadband services	536,465	502,637	1,654,673	1,265,343
Technology services	1,026,580	750,173	2,564,653	1,635,321
Retail and footwear	5,479,356	-	18,004,979	-
Other Services	1,202	9,358	7655	28,730
Gross Revenue	11,250,227	5,834,970	34,921,273	15,835,472
Less: Discounts	(252)	(279,760)	(17,572)	(280,254)
Less: Sales tax	(928,975)	(14,660)	(3,041,719)	(44,880)
	$10,321,000	$5,540,550	31,861,982	15,510,338

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Telecom Services:
International termination services	4,206,624	4,572,802	12,689,313	12,906,078
	4,206,624	4,572,802	12,689,313	12,906,078
Broadband Services:
Cable TV and Internet	426,411	390,152	1,321,659	934,984
Metro fiber solutions/sale /IRU	77,813	53,517	236,631	209,680
Capacity sale services	32,241	58,968	96,383	120,679
Total	536,465	502,637	1,654,673	1,265,343
Technology Services	1,026,580	750,173	2,564,653	1,635,321
Retail footwear	5,479,356	-	18,004,979	-

The product wise breakup of retail footwear revenue is given below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue source
Retail sale of footwear	$658,752	$-	$2,249,126	$-
Wholesale footwear	405,043	-	1,461,299	-
Sales on QVC television & internet shopping channel	1,775,119	-	6,135,981	-
Concession sale	2,640,442	-	8,158,573	-
Total	5,479,356	-	18,004,979	-

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

The details for revenues for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Geographical Area
United States	-	-	-	-
United Arab Emirates	3,784,480	-	3,784,480	-
Pakistan	1,970,384	5,540,550	13,083,860	15,510,338
United Kingdom*	4,566,136	-	14,993,642	-
Total	10,321,000	5,540,550	31,861,982	15,510,338

* All revenue is generated in the United Kingdom.

Long-lived assets of the Company as of September 30, 2026, and December 31, 2025, were:

Geographic Area	September 30, 2026	December 31, 2025
United States	$10,000,688	$10,000,688
United Arab Emirates	$4,283,237	$5,751,136
Pakistan	$25,315,459	$25,942,902
United Kingdom*	$25,579,885	29,160,156
Total	$65,179,269	$70,854,882

 * All long-lived assets are located in the United Kingdom.

25. DIRECT OPERATING COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interconnect, settlement and other charges	$4,066,427	$4,258,818	$12,287,895	$12,317,006
Salaries, wages and benefits	593,126	110,078	1,618,831	336,554
Bandwidth and other PTCL charges	98,064	35,470	234,651	175,144
Power consumption and rent	44,424	30,871	97,358	97,850
Network maintenance and insurance	932	36,078	2,607	117,939
PTA fees	12,461	7,747	40,301	14,451
Cable license fee	(2,092)	14,664	34,804	48,345
Inventory consumed	(293,181)	-	3,791,754	-
Shared service cost	605,696	231,386	1,547,667	537,153
Fees and subscriptions	35,546	21,409	106,825	68,565
Content cost	-	803	-	2,410
Security services	1,080	1,062	3,328	3,379
Others	66,705	68,012	209,750	140,687
	$5,229,188	$4,816,398	$19,975,771	$13,859,483

26. OTHER OPERATING COSTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries, wages and benefits	$858,159	$197,316	$3,580,084	$587,222
Fees and subscriptions	15,234	9,176	45,782	29,385
Website Cost	64,807	-	1,274,060	-
Legal and professional	572,402	385,017	4,339,229	874,659
Rent, rates and taxes	21,121	8,466	298,500	27,823
Travelling and conveyance	91,296	47,739	287,638	151,829
Transportation	90,697	18,578	872,153	58,022
Utilities	52,298	16,591	175,401	44,422
Communications	22,149	1,310	64,822	4,036
Repairs and maintenance	5,018	4,979	87,632	14,985
Security services	3,855	3,919	11,475	12,094
Insurance	31,729	1,458	120,342	4,675
Business promotion and entertainment	16,843	50,339	1,516,503	93,290
Printing and stationery	6,308	1,652	20,392	5,873
Directors' meeting/remuneration expense	19,811	19,747	63,246	60,122
Miscellaneous	2,012	38,778	427,272	139,627
	$1,873,739	$805,065	$13,184,531	$2,108,064

27. OTHER INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on disposal of Subsidiaries	$-	$-	$2,906,360	$-
Gain on disposal of assets	-	2,574	1,277	2,574
Exchange gain	100,971	-	243,075	-
Liabilities written back on settlement with parties	-	226	-	179,365
Gain on sale of investment	-	-	1,825,778	-
Income on deposits, advances and savings accounts	835	26,376	102,360	169,375
Miscellaneous	(241,139)	245,030	52,399	238,683
Total	$(139,333)	$274,206	$5,131,249	$589,997

The following presents the calculation of the gain recognized on the disposal of subsidiaries:

	MIP Trading 1975 Limited	MIP Employees 1975 Limited	Total
	USD
Sale proceeds	1.32	1.32	2.64

Net assets

Assets
Cash and cash equivalents	310.73	-	310.73
Accounts receivable - net	133,631.34	-	133,631.34
Inventories	3,395,740.20	-	3,395,740.20
Prepayments	67,059.45	-	67,059.45
Property and equipment	160,549.00	-	160,549.00
Intangible Assets	381,409.91	-	381,409.91
	4,138,700.63	-	4,138,700.63

Liabilities
Trade and other payables	4,052,773.09	2,351,333.12	6,404,106.21
Short term financing	640,951.73	-	640,951.73
	4,693,724.82	2,351,333.12	7,045,057.94

Net liabilities	(555,024.19)	(2,351,333.12)	(2,906,357.31)

Gain on disposal	555,051	2,351,334.45	2,906,359.96

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

28. FINANCE COST

	Three Months Ended September 30,		Nine Months Ended September 30
	2026	2025	2026	2025
Unwinding of discount on liabilities	$2,640	$79,451	$24,437	$130,619
Interest on term finance certificates	125,905	136,864	385,065	449,551
Interest on long term loan	180,838	152,471	491,642	429,213
Interest on short term borrowings	155,068	-	846,146	-
Finance charges on lease liabilities	19,358	24,073	56,286	72,409
Trade facility charges	18,741	-	135,004	-
Bank charges and commission	41,350	11,235	121,437	23,963
	$543,900	$404,094	$2,060,017	$1,105,755

29. TAXATION

The components of loss from continuing operations before provision (benefit) for income taxes consisted of the following:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

United States	$(3,816,120)	$703,907
Foreign	1,185,982	(3,467,009)
	$(2,630,138)	$(2,763,102)

The provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Current provision	2026	2025	2026	2025

For the period	$10,521	$66,760	167,541	196,858
Prior periods	-	-	-	-
Total current provision	10,521	$66,760	167,541	196,858
Deferred provision	-	-	-	-
Total provision	$10,521	$66,760	167,541	196,858

The effective tax rate reconciliation for the nine months ended September 30, 2026 and 2025 is set forth below.

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	USD	Rate	USD	Rate
Loss before provision for income taxes	(2,630,138)	100.00%	(2,763,102)	100.00%
Tax benefit at US Statutory rate	(552,329)	21.00%	(580,251)	21.00%
Foreign tax-rate differential:
Pakistan - Foreign tax-rate differential:	(359,889)	13.68%	473,714	(17.14)%
Changes in valuation allowance	110,832	(4.21)%	(41,283)	1.49%
Minimum turnover tax	167,541	(6.37)%	196,858	(7.12)%
UK - Foreign tax-rate differential:	-	0%	-	0%
Total - Foreign tax-rate differential:	(81,516)	3.10%	629,289	(22.77)%
U.S.-Changes in valuation allowance	801,386	(30.47)%	147,820	(5.35)%
Income tax expense and effective tax rate	167,541	(6.37)%	196,858	(7.12)%

The components of current and deferred income tax expense by jurisdiction were as follows:

	Nine months Ended September 30,					Nine months Ended September 30,
	2026					2025
	USA	UAE	UK	Pakistan	Total	USA	UAE	UK	Pakistan	Total
Federal
Current	$-		-			$-	-		-
Deferred	-		-				-		-

State
Current	-		-				-		-
Deferred	-		-				-		-

Foreign
Current		1,988	-	165,553	167,541		-	-	196,858	196,858
Deferred	(801,386)	-	-	-	(801,386)	(147,820)	-	-	-	(147,820)
	$(801,386)	1,988	-	165,553	(633,845)	$(147,820)	-	-	196,858	49,038
Valuation allowance	801,386	-	-	-	801,386	147,820	-	-	-	147,820
Total	$-	1,988	-	165,553	167,541	$-	-	-	196,858	196,858

The detail of income tax paid (net of refunds received) by jurisdiction during the periods below are:

	Nine Months Ended September 30,
	2026	2025
Pakistan	$58,801	$60,671
United States	-	-
United Arab Emirates	2,111	-
United Kingdom	19,238	-
	$80,150	$60,671

The components of the Company’s deferred tax assets/liabilities as of September 30, 2026 and December 31, 2025 are as follows:

	Worldcall	123 Investments	GTC	September 30, 2026	December 31, 2025
Deferred Tax Assets
Intangible asset	-	$-	$-	$-	$-
Stores and spare and Stock in trade	4,211	-	-	4,211	4,181
Trade debts	3,227,906	-	-	3,227,906	3,204,894
Provision for credit losses of advances	232,008	-	-	232,008	230,354
Provision for credit losses of other receivables	50,443	-	-	50,443	50,083
Unused tax losses	14,610,306	-	1,041,731	15,652,037	14,561,518
Retirement benefits	223,128	-	-	223,128	204,270
Deferred income tax assets	18,348,002	-	1,041,731	19,389,733	18,255,300
Less: Valuation Allowance	(11,642,490)	-	(1,041,731)	(12,684,221)	(11,772,003)
Deferred income tax assets - net of valuation allowance	6,705,512	-	-	6,705,512	6,483,297

Deferred Tax Liabilities
Property, plant and equipment and held for sale	(2,936,489)	-	-	(2,936,489)	(2,915,555)
Leased assets	(3,324,068)	-	-	(3,324,068)	(3,137,718)
Sponsor Loan	(246,831)	-	-	(246,831)	(233,313)
Intangible asset	(12,074)	(5,824,482)	-	(5,836,556)	(5,773,475)
Leasehold improvements	(186,050)	-	-	(186,050)	(184,723)
Deferred income tax liabilities	(6,705,512)	(5,824,482)	-	(12,529,994)	(12,244,784)
			-
Net Deferred Tax (Liability)/Assets	-	(5,824,482)	-	(5,824,482)	(5,761,487)

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

As of September 30, 2026, WTL had gross deferred tax assets of approximately $18.35 million, primarily attributable to unused tax losses, allowances for credit losses, post-employment benefits and other deductible temporary differences. The deferred tax assets attributable to unabsorbed depreciation may be carried forward indefinitely under Section 57(4) of the Pakistan Income Tax Ordinance, 2001. Other business-loss carryforwards remain subject to the applicable expiration and utilization provisions of Pakistan tax law. The indefinite carryforward period applicable to unabsorbed depreciation does not, by itself, establish that the related deferred tax assets will be realized.

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

Accordingly, the Company recorded a valuation allowance of approximately $11.64 million against WTL’s deferred tax assets as of September 30, 2026. After recording the valuation allowance, approximately $6.71 million of WTL’s deferred tax assets remain. These deferred tax assets are supported solely by approximately $6.71 million of existing deferred tax liabilities of WTL that are expected to reverse within the same tax jurisdiction and tax-paying component during periods in which the related tax attributes are available. Based on the scheduled reversal of these taxable temporary differences, management concluded that the deferred tax liabilities constitute an objectively verifiable source of taxable income under ASC 740-10-30-18. Accordingly, WTL has no net deferred tax asset as of September 30, 2026.

GTC had deferred tax assets of approximately $1.04 million as of September 30, 2026, against which a full valuation allowance has been recorded. The Company’s total valuation allowance was therefore approximately $12.68 million as of September 30, 2026.

After considering the valuation allowances and the Company’s deferred tax liabilities, the Company had no consolidated net deferred tax asset and reported a net deferred tax liability of approximately $5.82 million as of September 30, 2026. The net deferred tax liability primarily relates to taxable temporary differences associated with intangible assets of 123 Investments Limited recognized in connection with its acquisition. Management will continue to evaluate the realizability of deferred tax assets in each future reporting period based on the weight of all available positive and negative evidence.

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2026	2025	2026	2025

Worldcall Cable (Private) Limited	Interest charged	$488	$298	$724	$550
Worldcall Cable (Private) Limited	Expenses	-	18	-	18
Worldcall Ride Hail (Private) Limited	Interest charged	4	-	7	4
Babar Ali Syed	Funds repaid	(76,094)	(121,452)	(225,507)	(370,000)
Ben Buck	Loan	(931,772)	-	36,009	-
C Buck	Loan	1,156,679	-	1,462,855	-
D Buck	Loan	75,103	-	220,063	-
Key management personnel	Advances against expenses disbursed (adjusted) – net	(259)	(60,974)	(2,546)	(42,284)

		September 30, 2026	December 31, 2025

Advance to a related party (Non-current assets)
Stephen Andrew Buck	Advance against purchase of property	$3,301,645	$3,360,688

Due from related parties (Current assets)
Worldcall Cable (Private) Limited		$15,240	$14,358
Worldcall Ride Hail (Private) Limited		119	$110
Footwear Software Limited		96,166	142,296
Bsoleful		175,398	-
MIP Distribution Limited		56,423	1,439
Total		$343,346	158,203

Due to related parties (current liabilities)
Key management personnel		$405,229	$347,416

Due to related parties (non-current liabilities)
Babar Ali Syed	Payable	$41,746	$267,253
Ben Buck	Payable	535,974	499,965
C Buck	Payable	2,136,015	673,160
D Buck	Payable	1,023,505	803,442
Total		$3,737,240	$2,243,820

As on September 30, 2026, and December 31, 2025, the outstanding balance from key management personnel was approximately $405,229 and $347,416, respectively, against miscellaneous expenses including salaries and other employee benefits.

The Company’s subsidiaries owe an approximately $3.74 million interest free loan to a subsidiary’s director, Babar Ali Syed and family members of Stephen Andrew Buck, a director of 123 Investments Limited, as of September 30, 2026, which do not accrue interest.

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
•

Carrying amounts: As of September 30, 2026, WTL’s consolidated assets and liabilities included in the Company’s consolidated balance sheet were approximately $37.98 million and $55.25 million, respectively.

Management will continue to monitor WTL’s financial condition, liquidity requirements, and regulatory environment. Any material changes in WTL’s ability to continue as a going concern or transfer funds to the Company will be disclosed in future filings.

At the Annual General Meeting of WorldCall Public, held on April 30, 2026, the shareholders of the Group passed special resolutions approving a 90% reduction in the Group’s share capital and a stock split, reducing the face value of each ordinary share from Rs. 10/- per share to Re. 1/-. Subsequently, on July 8, 2026, the Honorable Lahore High Court passed an order sanctioning the reduction of share capital. Accordingly, the Group’s share capital was reduced by 90%, and the face value of each ordinary share was reduced from Rs. 10 to Re. 1 pursuant to the approved stock split

32. NET INCOME/(LOSS) PER COMMON SHARE: BASIC AND DILUTED

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Basic earnings/(loss) per share:
Income/(loss) after taxation attributable to parent	(a)	$319,660	(394,214)	(1,585,328)	(1,634,490)

Weighted average number of common shares	(b)	50,708,807	49,977,798	50,498,433	48,793,427

Basic earnings/(loss) per share	(a/b)	0.006	(0.008)	(0.031)	(0.033)

Diluted earnings/(loss) per share:

Earnings/(loss) after taxation attributable to parent	(a)	319,660	(394,214)	(1,585,328)	(1,634,490)

Weighted average number of common shares		50,708,807	49,977,798	50,498,433	48,793,427
Convertible loan and preferred stock		1,650,833	-	-	-
Weighted average number of common shares for diluted loss per share	(b)	52,359,640	49,977,798	50,498,433	48,793,427

Diluted earnings/(loss) per common share	(a/b)	0.006	(0.008)	(0.031)	(0.033)

(a).

For the three months ended September 30, 2026, although the Company reported net income attributable to the parent, the assumed conversion of the Series A Convertible Preferred Stock and the convertible loan was dilutive, however, the resulting effect did not change diluted earnings per common share when rounded to three decimal places. Accordingly, basic and diluted earnings per common share are both reported at $0.006.

For the three months ended September 30, 2025 and nine-month periods ended September 30, 2025, the Company incurred net losses attributable to the parent. Consequently, the assumed conversion of the Series A Convertible Preferred Stock and the convertible loan would have been anti-dilutive and, therefore, was excluded from the computation of diluted loss per common share. Accordingly, diluted loss per common share is equal to basic loss per common share.

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

In addition, for the three months ended September 30, 2026 the assumed conversion of the Series A Convertible Preferred Stock and the convertible loan was dilutive and the resulting effect did not change diluted earnings per common share when rounded to three decimal places. Accordingly, basic and diluted earnings per common share are both same. For the nine-month periods ended September 30, 2026, the assumed conversion of such securities would have been anti-dilutive due to the net losses incurred during those periods and has therefore been excluded from the computation of diluted loss per common share. Shares potentially issuable under the performance-based earn-out arrangement have also been excluded from both basic and diluted earnings (loss) per common share because the arrangement is classified as a liability and does not represent outstanding common shares until the applicable conditions are satisfied.

33. PREFERRED STOCK

Preferred stock, $0.0001 par value –50,000,000 shares authorized and 92,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) designated at September 30, 2026, with 82,800 shares issued.

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

Based on the analyses described above, the Company concluded that:

•	the Series A Preferred Stock does not meet the criteria for liability classification under ASC 480-10-25-14;
•	the embedded conversion feature qualifies for the equity scope exception under ASC 815 and does not require bifurcation; and
•	the Series A Preferred Stock does not contain redemption provisions requiring classification outside of permanent equity under ASC 480-10-S99-3A.

Accordingly, the Company determined that classification of the Series A Preferred Stock within permanent equity is appropriate.

34. NON-CONTROLLING INTEREST (NCI)

	Three Months Ended September 30,		Nine Months Ended September 30
	2026	2025	2026	2025
Net Income / (loss) attributable to non-controlling interest (NCI)
NCI of WorldCall Public and Others	$(436,709)	$(318,872)	$(1,690,789)	$(1,325,470)
NCI of 123 Investments Limited	814,291		478,438	-

35. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, each having a par value of $0.0001 per share. As of December 31, 2025, the Company had 50,239,698 issued and outstanding shares of common stock, with an aggregate value of $5,024. During the nine months ended September 30, 2026, the Company issued 472,543 additional shares of common stock at an issuance price of $6.00 per share, valued at $2,834,001. Shares were issued as consideration for consultancy services rendered to the Company.

In accordance with GAAP, the proceeds from the issuances have been allocated between common stock and additional paid-in capital based on the stated par value. Accordingly, $47.25 (472,543 shares × $0.0001 par value) has been credited to common stock, while the remaining $2,833,953.75 has been credited to additional paid-in capital.

As of the end of the period, the Company had 50,712,241 issued and outstanding shares of common stock, with an aggregate par value of $5,071. All issued shares are fully paid and non-assessable and rank pari passu with the existing common stock. The issuance was completed pursuant to the requisite corporate approvals. No material share issuance costs were incurred in connection with this transaction.

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

37. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company identified a material error in its assessment of the realizability of deferred tax assets of WorldCall Telecom Limited as of December 31, 2025. The error resulted from insufficient consideration of objectively verifiable negative evidence in determining the appropriate valuation allowance under ASC 740.

The Company corrected the error through its previously filed Annual Report on Form 10-K/A for the year ended December 31, 2025. The correction resulted in an additional valuation allowance of approximately $8.40 million, increased income tax expense and net loss for 2025, and reduced consolidated shareholders' equity, by the same amount.

The December 31, 2025 comparative consolidated balance sheet presented in these unaudited condensed consolidated financial statements reflects the restated amounts reported in the Company's Form 10-K/A. The corresponding adjustments have been reflected in the opening balances of shareholders' equity as of January 1, 2026.

The correction had no effect on the Company's previously reported cash flows.

Additional information concerning the nature and effects of the restatement is included in the Company's previously filed Form 10-K/A.

The effects of the restatement on the Company’s consolidated financial statements as of December 31, 2025 are presented below.

	As Previously Reported	Adjustment/	As Restated
	December 31, 2025	Reclassification	December 31, 2025
Balance Sheet
Non-current asset	$-	$-	$-
Deferred tax asset	$2,641,751	$(2,641,751)	$-
Total assets	103,145,841	(2,641,751)	100,504,090

Non-current liabilities	$-	$-	$-
Deferred tax liability	$-	$5,761,487	$5,761,487
Total non-current liabilities	$8,024,014	$5,761,487	$13,785,501
Total liabilities	$63,312,175	$5,761,487	$69,073,662

Shareholders' Equity	$	$	$

Accumulated deficit	(39,824,105)	(4,638,587)	(44,462,692)
Shareholders' equity attributable to parent	(20,280,894)	(4,638,587)	(24,919,481)
Non-controlling interest	$60,114,560	$(3,764,651)	$56,349,909
Total shareholders' equity	$39,833,666	$(8,403,238)	$31,430,428
Total liabilities and shareholders' equity	103,145,841	(2,641,751)	100,504,090

The correction of the December 31, 2025 deferred tax balances has been carried forward into the accompanying condensed consolidated financial statements for the nine months ended September 30, 2026. The correction reduced opening shareholders’ equity as of January 1, 2026 by $8,403,238, comprising $4,638,588 attributable to the Company’s shareholders and $3,764,650 attributable to non-controlling interests. The retrospective adjustment of share and per-share amounts for the reverse stock split is described separately in Note 38.

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

	Number of shares	Amount
	(USD)
For the Nine Months Ended September 30, 2026
Common shares at January 1, 2026, after retrospective adjustment for the reverse stock split.	50,239,698	5,024
Addition of new shares	1,417,000	147
Stock split 1 for 3	472,543	47
Reduction resulting from reverse split	944,457	94

For the Nine Months Ended September 30, 2025
Common shares at January 1, 2025, after retrospective adjustment for the reverse stock split.	46,644,464	4,664
Addition of new shares	10,000,000	1,000
Stock split 1 for 3	3,333,334	333
Reduction resulting from reverse split	6,666,666	667

	Number of shares	Amount
	(USD)
For the Three Months Ended September 30, 2026
Common shares at July 1, 2026, after retrospective adjustment for the reverse stock split.	50,703,698	5,070
Addition of new shares	25,000	3
Stock split 1 for 3	8,543	1
Reduction resulting from reverse split	16,457	2

For the Three Months Ended September 30, 2025
Common shares at July 1, 2025, after retrospective adjustment for the reverse stock split.	49,977,798	4,997
Addition of new shares	-	-
Stock split 1 for 3	-	-
Reduction resulting from reverse split	-	-

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

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity, and capital resources of GlobalTech Corporation on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. This section discusses the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.

Management’s discussion and analysis included in this section reflects management’s views on the business operations. Management is committed to the operational and business well-being of the Company and is reflected in its belief and analysis related to its interpretation of the market conditions and way forward.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2026, and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes of this Quarterly Report on Form 10-Q above and our Annual Report on Form 10-K/A for the year ended December 31, 2025, filed with the SEC on October 21, 2026. Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2026, above.

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

International voice termination is a major revenue stream for the Company and the Company recorded a marginal decrease of $0.22 million for the nine months ended September 30, 2026 compared to the same period in 2025, due to a decline in traffic volume.

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

Broadband customers increased as of September 30, 2026, compared to September 30, 2025 through our offering of more affordable broadband only service on FTTH and additional broadband and cable revenues of $0.39 million were recorded during the nine months ended September 30, 2026, compared to the prior year’s period. It is expected that growth in subscribers will continue with additional investments in subscriber acquisitions. Additionally, we migrated part of our subscriber base on Hybrid Fiber Coaxial (HFC) network to a more robust Fiber to the Home (FTTH) offering.

Video revenue decreased in nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline as viewers are using streaming services and dropping cable television bundled services. We expect this trend to continue. Additionally, the decrease in Cable TV customers is mostly on account of disengagement and conversion of Cable TV connectivity to broadband reseller bandwidth offered to the same customers. There was minimal to no impact on the service revenue from this transition.

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

Technology Services and Products

Our revenues for software development and solution sales increased during the year. The Company delivered software based on Hyperledger® platform for a UK based client. The Company delivered a custom platform for the client. It entailed development of a hybrid solution that enabled the Hyperledger based platform to deliver permissioned connectivity with automated KYC integration. Features for service management that were not available in the Hyperledger® framework were developed for this purpose. The segment recorded additional revenues of $0.40 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Additional growth is expected as more products are maturing into commercial offerings and additional sales are being targeted in this segment of operations. The Company has also upgraded its internal software for commercial offering across various segments. Billcare (www.billcare.io) has been developed, focusing on subscriber billing for the cable industry and is being launched in the US market.

Moving forward we expect revenue contributions from technology operations and services to increase significantly.

The Company has the following significant products and services in its technology offerings:

Digital Lending Platform

CADNZ is a unique AI – Enabled Digital Lending Platform that seeks to deliver frictionless operational excellence. The platform incorporates the latest technology framework. For AI enablement, the Company developed a robust data-management solution including data-warehousing, a customized ETL (Extract, Transform and Load) engine that can handle a wide set of data integration requirements and seamless connectivity scheme that can facilitate integration of third-party applications as per client requirements. A reporting engine delivers actionable insights along with trigger automations that can identify and highlight areas of intervention independently. Data structure has also been enabled for future AI integration for specific client requirements. We believe that CADNZ is an ideal solution for small to medium sized banks and credit unions. It replaces multiple fragmented system deployments by integrating all functionalities into a single AI – driven hub. CADNZ automates workflows, empowering banking staff to focus on customer engagements and business growth delivering seamless interactions for both clients and customers. CADNZ is specifically developed for the US banking sector and we believe that this has huge potential. In the future, the Company plans to offer this product in Europe, the UK and the Middle East. We believe that this project has potential to generate significant revenues for the Company moving forward. CADNZ is currently at the demonstration stage. Upon completion of the demonstration, the enhanced features are expected to be incorporated into the final product, taking into account the feedback received during the demonstration phase. The commercial launch of CADNZ is expected in the second quarter of 2027.

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

ERP with e-commerce integration

Our Thrivo. AI platform is being developed by the Company to integrate retail centric ERP with AI enabled e-commerce offerings. We believe that current e-commerce offerings provide limited data insight to business owners related to actual decision matrices that can translate into sales on their storefront. The Company is developing an e-commerce platform offering that would capture additional data points related to sales maturity and deliver actionable insight to business owners for improved sales conversion. AI tools are being used for creating the data-management solution and BI dashboard development. We believe that it offers unique competitive advantages for small to midsized retail operations that require additional actionable insights in the changing landscape of business operations. Thrivo.AI directly contributes towards enhanced efficiency, agility and business resilience of its clients. Thrivo.AI is being packaged in a modular architecture to ensure a smooth on-boarding of clients in the least cumbersome manner with additional cost efficiency as it delivers all-in-one integration. It is targeted to replace disparate offerings that functionally deliver ERP, retail management and e-commerce in standalone architecture. An additional application is in the process of being developed for a customer and it is being enhanced for 123 Investments Limited’s buying season.

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

Adjusted EBITDA of Company is defined as net income/ (loss) attributable to the Company’s shareholders plus depreciation and amortization, finance cost, income taxes and other operating (income) expenses, net, such as exchange loss/(gain).

We realized revenue and net loss (each prepared in accordance with U.S. GAAP), as well as Adjusted EBITDA, a non-GAAP financial measure, during the periods presented below as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$10,321,000	$5,540,550	$31,861,982	$15,510,338
Net income/(loss) (GAAP)	$697,242	$(713,086)	$(2,797,679)	$(2,959,960)
Adjusted EBITDA	$2,963,454	10,293	$3,539,634	$97,003

Set forth below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods disclosed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

GAAP net income/ (loss)	697,242	$(713,086)	$(2,797,679)	$(2,959,960)
Add back (subtract)
Depreciation and amortization	1,812,762	423,236	4,352,830	1,499,207
Finance cost	543,900	404,094	2,060,017	1,105,755
Taxation	10,521	66,760	167,541	196,858
Exchange (gain)/loss	(100,971)	(170,711)	(243,075)	255,143
Adjusted EBITDA	$2,963,454	10,293	$3,539,634	$97,003

Adjusted EBITDA for the three and nine months ended September 30, 2026, was impacted by the increase in revenue, mainly by the increase in revenue of broadband, technology services and retail footwear, whereas Adjusted EBITDA for the three and nine months ended September 30, 2025, was mainly impacted by an increase in international termination business, broadband services, technology services provided during the period, exchange loss due to currency devaluation, a decrease in depreciation and amortization, and a reduction in policy rate.

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

Net Revenue:

Three months ended September 30, 2026, compared to the Three Months ended September 30, 2025

Revenue is derived from telecom services broadband services, technology services and retail footwear.

Total net revenue was $10.32 million for the three months ended September 30, 2026, compared to $5.54 million for the three months ended September 30, 2025, as discussed in further detail below.

Telecom services-related revenue stood at $4.21 million for the three months ended September 30, 2026, compared to $4.57 million for the three months ended September 30, 2025. Broadband services generated revenue of $0.54 million for the three months ended September 30, 2026, compared to $0.50 million for the three months ended September 30, 2025. The increase was mainly due to additional internet service connection sales in 2026. Technology revenue was $1.03 million for the three months ended September 30, 2026, compared to $0.75 million for the three months ended September 30, 2025, which was increased due to the delivery of additional IT projects during the period. Retail footwear revenue recorded was $5.48 million for the three months ended September 30, 2026 against which there was no comparable information because the retail footwear business was acquired on December 15, 2025.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

Total net revenue was $31.86 million for the nine months ended September 30, 2026, compared to $15.51 million for the nine months ended September 30, 2025, as discussed in further detail below.

Telecom services-related revenue stood at $12.69 million for the nine months ended September 30, 2026, compared to $12.91 million for the nine months ended September 30, 2025. Broadband services generated revenue of $1.65 million for the nine months ended September 30, 2026, compared to $1.26 million for the nine months ended September 30, 2025.

Technology and other services revenue was $2.56 million for the nine months ended September 30, 2026, compared to $1.64 million for the nine months ended September 30, 2025, reflecting an increase of US$0.93 million. The growth was primarily attributable to the execution and delivery of certain IT projects during the period, which contributed positively to the Company's revenue from technology and related services.

Retail footwear revenue of 123 Investments Limited stood at $18.00 million for the nine months ended September 30, of 2026 against which there was no comparable information because the retail footwear business was acquired on December 15, 2025.

Direct operating costs (exclusive of depreciation and amortization): Direct operating costs (exclusive of depreciation and amortization) stood at $5.23 million during the three months ended September 30, 2026, compared to $4.82 million in the comparative period. The increase of $0.41 million in direct operating cost was mainly due to an increase in salaries and benefits. The salaries and benefits mainly relate to the inclusion of our 51% ownership of the retail footwear business acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were available.

Direct operating costs (exclusive of depreciation and amortization) during the nine months ended September 30, 2026, stood at $19.98 million compared to $13.86 million during the nine months ended September 30, 2025. The increase in direct costs is mainly due to salaries and benefits and inventory consumed. The inventory consumed mainly relates to the inclusion of our 51% ownership of the retail footwear business acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were available.

Other operating costs Other operating costs stood at $1.87 million during the three months ended September 30, 2026, compared to $0.80 million in the comparative period. The increase of $1.07 million in other operating costs was mainly due to consultancy charges, salaries and benefits, legal and professional fees and transportation charges. A significant portion of this increase relates to the acquisition of the retail footwear business, the results of which are now reflected in the current period. Our 51% interest in the retail footwear business was acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were recognized in the prior comparative period.

Other operating costs during the nine months ended September 30, 2026, stood at $13.18 million, compared to $2.11 million during the nine months ended September 30, 2025. The increase in operating costs is mainly due to legal and professional charges, salaries and benefits and business promotion expenses. A significant portion of this increase relates to the acquisition of the retail footwear business in the current period, the results of which are now reflected in the current period. Our 51% interest in the retail footwear business was acquired on December 15, 2025, the results of which were not part of the corresponding period of the prior year. Accordingly, no comparable operating costs relating to 123 Investments were recognized in the prior comparative period.

Depreciation and amortization: Depreciation and amortization was $1.81 million for the three months ended September 30, 2026, compared to $0.42 million in the comparative period. The increase of $1.39 million was mainly due to the inclusion of the retail footwear business in the current period, as discussed above.

Depreciation and amortization for the nine months ended September 30, 2026, was $4.35 million, compared to $1.50 million for the nine months ended September 30, 2025. The increase of $2.85 million was mainly due to the inclusion of the retail footwear business in the current period, as discussed above.

Other expenses: Other expenses were $0.01 million during the three months ended September 30, 2026, compared to $0.01 in the comparative period. Other expenses remained unchanged reflecting no variation during the three month periods.

Other expenses during the nine months ended September 30, 2026, stood at $0.05 million against $0.29 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the absence of the exchange loss recorded during the comparative period last year.

Other income: The Company recorded other income, net of $(0.14) million during the three months ended September 30, 2026, compared to $0.27 million in the comparative period.

Other income during the nine months ended September 30, 2026, was $5.13 million compared to $0.59 million during the nine months ended September 30, 2025. The increase is mainly due to the gain on disposal of two subsidiaries of 123 Investments Limited and the exchange gain due to the strengthening of the PAK Rupee.

Finance cost: The finance cost during the three months ended September 30, 2026, was $0.54 million compared to $0.40 million during the period ended September 30, 2025, an increase of $0.14 million. The increase in finance costs was primarily attributable to additional borrowing costs, and other funding expenses arising from the acquisition of 51% of the retail business on December 15, 2025. Since the retail business was not part of the Company during the comparative period, there were no corresponding finance costs associated with this segment in the prior year. Accordingly, the current period reflects the incremental financing impact of the acquired operations.

The finance cost during the nine months ended September 30, 2026, was $2.06 million, compared to $1.11 million during the nine months ended September 30, 2025. The increase of $0.95 was mainly due to the borrowing cost. Since the retail business was not part of the Company during the comparative period, there were no corresponding finance costs associated with this segment in the prior year. Accordingly, the current period reflects the incremental financing impact of the acquired operations.

Taxation The Company recorded taxation expense of $0.01 million during the three months ended September 30, 2026, compared to $0.07 million in the comparative period.

The Company recorded taxation expense of $0.17 million during the nine months ended September 30, 2026, compared to $0.20 million in the comparative period.

Net Income (Loss): The Company had net profit of $0.70 million for the three months ended September 30, 2026, compared to a net loss of $0.71 million for the three months ended September 30, 2025. The turnaround from a net loss to net income was primarily attributable to the inclusion of the financial results of 123 Investments Limited, which the Company acquired 51% of on December 15, 2025, in the consolidated financial statements for the current period. Accordingly, the results of 123 Investments Limited were not included in the comparative period.

The Company posted a net loss of $2.80 million during the nine months ended September 30, 2026, compared to $2.96 million during the nine months ended September 30, 2025. The improvement in results was mainly due to the inclusion of the financial results of 123 Investments Limited, which the Company acquired 51% of on December 15, 2025, in the consolidated financial statements for the current period. Accordingly, the results of 123 Investments Limited were not included in the comparative period. Additionally, the gain on disposal of two subsidiaries of 123 Investments Limited have also contributed to the reduction of net loss in the current period.

Updates on plans:

Long Distance and International traffic operations:

The Company has maintained its market positioning and business strength in Long Distance and International voice operations. Traffic volumes and revenues have delivered quantitative growth during the nine months ended September 30, 2026. The Company plans to maintain its operations with focus on voice termination into Pakistan as primary service during the remainder of 2026.

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

In addition to its technology operations, through the acquisition of 51% of 123 Investments Limited on December 15, 2025, the Company expanded its business portfolio to include retail footwear operations. The retail footwear business represents a significant additional revenue stream and provides the Company with greater diversification across its operating businesses. The business is engaged in the retail sale of footwear products through its established retail operations and customer network.

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

Liquidity and Capital Resources

We hold cash in the United States, United Arab Emirates and in Pakistan, as shown in the table below as of September 30, 2026 and December 31, 2025:

	Cash and cash equivalents as of September 30, 2026	Cash and cash equivalents as of December 31, 2025
United States	$62,512	$33,525
United Arab Emirates	458,808	146,819
Pakistan	62,036	124,073
United Kingdom	24,279	224,300
	$607,635	$528,717

We have significant amounts of debt. The principal amount of our debt as of September 30, 2026, was $8.74 million, consisting of $4.18 million of Term Finance Certificates (TFC)(which were in default), and long-term and short-term borrowings of $4.56 million including 123 Investments Limited’s short-term loan of $0.94 million. These debt facilities are secured and require significant cash to fund principal and interest payments. We are required to make debt repayments of US$4.90 million in the coming twelve months and we believe that sufficient funds will be generated through our operations to pay such amounts; however, we may need to raise funding in the future. Such funding, if required, may come from debt borrowing or the sale of equity securities. The receptiveness of the capital markets to an offering of debt or equities cannot be assured and may be negatively impacted by, among other things, debt maturities, current market conditions, and potential stockholder dilution. The sale of additional securities, if undertaken by us and if accomplished, may result in significant dilution to our shareholders. However, such future financing may not be available in amounts or on terms acceptable to us, or at all. We also borrowed $1.625 million from certain investors and issued those investors the Convertible Notes.

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

Continuing through the remainder of 2026 and into 2027, the Company may seek to raise equity funding through private or public offerings, including as part of its larger goal of uplisting its common stock to the Nasdaq Capital Market; however, the timing and outcome of such efforts cannot be assured. Any sale of equity will cause dilution, which may be significant, to existing stockholders.

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

Company current operations are supported by the funds raised by the Company in 2025 in anticipation of its projected listing on a national exchange. Periodic requirements are also supported by operating cashflow support from the subsidiary for certain elements.

Company’s funding capacity and funds availability does not carry any mandatory funding obligations to service its current subsidiaries. On achievement of success, provision of growth finance is an independent discretionary decision on the part of the Company management and its Board of Directors.

The offer for settlement of a certain significant portion of the debt in WorldCall Public is also structured around an equity swap linked to the uplist plans of the Company. Company inability to secure financing and / or listing as per its current plans, would require renegotiations of current financial obligations to arrive at a mutually agreeable settlement with its vendors/lenders addressed at its subsidiary level. All such actions at the subsidiary level will carry no entanglement of obligation on the part of the Company, without its specific consent and approval. Management is cognizant of such eventualities, and it may require a business re-alignment with corresponding impact on Company operations. Any such action to service the requirements will be reflected in a future operational roadmap for the subsidiary and duly reported by the Company.

For our current subsidiaries, the Company has ownership of sizable tangible material assets and business operations. The Company can leverage these assets and business base at a subsidiary level to address requirements in case funding support which cannot be provided by the Company. Core business elements in this regard, generating the maximum of Company revenues are not considered as part of these simulations at present.

The matter related to going-concern assessment would be addressed accordingly where verifiable delivery of milestones would form the basis of management representation to Auditors for their review. Management is confident that on successful completion of its listing and funding plans, the review would deliver desired results. In case of any alternate scenario, corresponding milestones would be defined to achieve desired result over an extended period.

We had a working capital deficit of $27.88 million as of September 30, 2026, compared to a working capital deficit of $29.78 million as of December 31, 2025. The Company believes its cash and cash equivalents, which totaled $3,444,022 as of September 30, 2026, along with cash generated by ongoing operations and continued access to debt/capital markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond. However, this includes restricted cash of $2,836,387 that is not available for immediate ordinary business use. We believe that our existing staffing levels are sufficient to service additional customers.

Additional information regarding our outstanding debt and payables obligations are described in greater detail under Notes 13 (Trade and Other Payables), 14 (Current Portion of Non-Current Liabilities), 16 (Short Term Borrowings), 17 (Term Finance Certificates (TFCS)), 18 (Long Term Financing – Secured), 19 (Convertible loan), 20 (License Fee Payable), 21 (Due to related parties), 30 (Related Parties), in the notes to unaudited financial statements for the three and nine months ended September 30, 2026.

Cash flows from operating, investing, and financing Activities:

Cash and Cash Equivalents: We held $3,444,022 and $3,249,747 of cash and cash equivalents as of September 30, 2026, and December 31, 2025, respectively, which includes restricted cash of $2,836,387 and $2,721,030, that is not available for immediate ordinary business use.

Cash flows from Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2026, and 2025 was $2.08 million and $0.65 million, respectively. The increase in operating cash flows was primarily attributable to the inclusion of the operating results of 123 Investments Limited, which the Company acquired 51% of on December 15, 2025, in the current period, resulting in additional revenue and operating cash generation. The financial results of 123 Investments Limited were not included in the comparative period. Accordingly, the higher operating cash flows in the current period primarily reflect the contribution from the newly acquired business.

Cash flows from Investing Activities: Net cash used in financing activities during the nine months ended September 30, 2026 and 2025 was $0.54 million and $0.045 million, respectively. This increase was mainly due to the acquisition of assets and Indefeasible Right of Use (IRU) asset during the period.

Cash flows from Financing Activities: Net cash provided by financing activities was $1.46 million during the nine months ended September 30, 2026, compared to net cash provided by financing activities of $0.86 million for the nine months ended September 30, 2025. This increase was mainly due to the receipt of an interest free loan of $1,493,420 from directors during the nine months ended September 30, 2026, compared to $1,400,000 of funds raised through the sale of Convertible Notes, offset by the repayment of directors’ loans and long-term financing for the nine months ended September 30, 2025.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our financial statements for the quarter ended September 30, 2026, and are included elsewhere in this quarterly report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, and December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of September 30, 2026, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer) have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief financial Officer (principal accounting officer and financial officer), as appropriate, to allow timely decisions regarding required disclosure.

This conclusion also reflects the identification of an accounting error relating to the realizability of deferred tax assets as of December 31, 2025, which resulted in the required restatement of the previously issued annual financial statements for the year ended December 31, 2025, and the quarters ended March 31, 2026 and June 30, 2026, highlighting weaknesses in our internal control over financial reporting and disclosure processes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Company in General

From time to time, we may be a party to litigation that arises in the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 2. Legal Proceedings” of this Quarterly Report on Form 10-Q from, “Note 22— Contingencies and Commitments”, in the consolidated financial statements included above. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I— Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2025, as filed with the SEC on October 21, 2026, which includes risk factors that could materially affect our business, financial condition and/or future results and the risk factor below. The risks described in our Annual Report on Form 10-K/A and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Our restatements of previously issued financial statements could undermine investor confidence, harm our reputation and expose us to additional costs, litigation and regulatory scrutiny.

On September 29, 2026, our Audit Committee, following discussions with management and our independent registered public accounting firm, determined that our financial statements for the year ended December 31, 2025 and the interim periods ended March 31, 2026 and June 30, 2026 contained material errors and could no longer be relied upon. We subsequently restated these financial statements to correct our accounting for the realizability of deferred tax assets. The error arose from insufficient consideration of objectively verifiable negative evidence and excessive reliance on projections of future taxable income. We also identified a related material weakness in internal control over financial reporting.

The restatements may lead to further accounting, legal and other professional expenses and divert management’s attention from operating our business. They also increase our exposure to securities class actions, stockholder derivative claims, regulatory inquiries and investigations. Defending or resolving these matters could require significant resources and result in judgments, settlements or penalties.

These events could damage our reputation and reduce confidence in our financial reporting, adversely affecting our ability to raise capital and the trading price of our common stock. We cannot assure investors that our remediation efforts will prevent further errors or additional restatements. Any recurrence could compound these effects and materially adversely affect our business, financial condition and results of operations.

Our investments in artificial intelligence and data-driven technologies may not produce commercially viable products or anticipated returns and could expose us to additional costs and liabilities.

Our strategy includes developing and commercializing technology platforms and products incorporating artificial intelligence, or AI, and Big Data. These initiatives may require significant investments in personnel, technology, infrastructure, data and third-party services before generating meaningful revenue. We may encounter technical difficulties, development delays, increased costs or insufficient customer demand, and our products and services may not perform as expected or provide a competitive advantage. Rapid technological developments and competition from companies with greater resources than us could also render our investments obsolete or require additional expenditures. We may not recover our investments or achieve the anticipated operational efficiencies, revenues or returns.

Our use of AI and data-driven technologies may also expose us to risks involving inaccurate or unreliable outputs, cybersecurity, confidential information, personal data, intellectual property rights and dependence on third-party technology providers. We may not possess sufficient rights to use certain data or technology, and our use of these technologies could result in contractual disputes, infringement claims or regulatory scrutiny. Applicable laws, regulations and industry standards are evolving and may increase compliance costs or restrict our activities. Any of these developments could delay commercialization, damage our reputation or materially adversely affect our business, financial condition and results of operations.

Impairment of goodwill and acquired intangible assets could materially adversely affect our financial results and stockholders’ equity.

Our consolidated balance sheet includes goodwill and significant intangible assets, including assets recognized in connection with acquisitions. The recoverability of these assets depends on assumptions concerning future operating performance, customer demand, revenue growth, profitability and other factors. These assumptions involve significant judgment and may not reflect actual future results.

Adverse developments, including weaker sales, reduced margins, increased competition, changes in consumer preferences, higher operating costs or discount rates, or an inability to achieve anticipated acquisition benefits, could reduce the estimated value of these assets. We may consequently be required to recognize material impairment charges. Although such charges generally would not require a current cash payment, they could significantly reduce our reported earnings and stockholders’ equity, adversely affect investor perceptions of our business and make financing more difficult or expensive to obtain. We cannot assure investors that the carrying values of our goodwill and intangible assets will be recoverable.

Managing businesses in different industries and jurisdictions may strain our resources and prevent us from achieving anticipated benefits.

Our operations include telecommunications, broadband, technology and footwear retail businesses conducted through subsidiaries in multiple jurisdictions. These businesses have different customer bases, competitive environments, regulatory requirements, operating systems and capital needs. Successfully managing them requires expertise across industries and jurisdictions and effective coordination among geographically dispersed management teams.

Our management and financial resources are limited, and overseeing these businesses may divert attention from individual operating challenges or delay important decisions. We may encounter difficulties implementing consistent financial reporting, internal controls, cybersecurity practices and compliance procedures across our subsidiaries. We must also allocate capital among businesses with competing funding requirements, and those decisions may not generate the anticipated returns.

The operational or commercial benefits of combining these businesses may be limited, and we may not achieve anticipated synergies, efficiencies or diversification benefits. Difficulties in managing our businesses could increase expenses, impair oversight and materially adversely affect our business, financial condition and results of operations.

We depend in part on financial support from related parties, and the loss of that support could adversely affect our liquidity and operations.

Our subsidiaries have received financing from related parties, including a subsidiary director and family members of a director of 123 Investments Limited. As of September 30, 2026, the outstanding balance of these interest-free loans was approximately $3.74 million. Related-party financing has supported our subsidiaries’ liquidity, but we cannot assure investors that additional financing will be available when needed or that existing arrangements will be extended or maintained on favorable terms.

Related parties may have financial needs or interests that differ from ours and may decline to provide further support or seek repayment when permitted under the applicable arrangements. We should not be assumed to have access to additional related-party funding unless it is available under an enforceable commitment. Replacement financing may be unavailable or may involve higher interest rates, restrictive covenants, collateral requirements or substantial dilution.

Related-party financing arrangements may also create actual or perceived conflicts concerning repayment priorities, allocation of resources and the terms of future transactions. A reduction or withdrawal of related-party support could require us to divert resources from other activities, delay investments, reduce operations or seek additional financing on unfavorable terms.

Cash held by our subsidiaries may be unavailable to satisfy parent company obligations, and supporting our subsidiaries could place additional demands on our liquidity.

We are a holding company and depend in part on dividends, distributions, repayments and other transfers from our subsidiaries to satisfy parent company obligations. Cash and other resources reported in our consolidated financial statements are not necessarily available for use by GlobalTech. Transfers may be restricted by debt agreements, local laws and regulations, foreign exchange requirements, subsidiary financial conditions, obligations to creditors and the rights of other stockholders.

WTL has incurred recurring losses, has overdue borrowings and depends on continued shareholder support. Its financial condition and local regulatory environment restrict its ability to upstream dividends and other funds to us. Other subsidiaries may also need to retain cash to fund operations, working capital, capital expenditures or debt service.

We may therefore need to obtain financing at the parent level even when our consolidated financial statements report cash or positive net assets. Providing additional support to subsidiaries could further reduce funds available for parent company expenses and other investments. If subsidiary transfers or external financing are insufficient, we may be unable to satisfy our obligations, implement our business plan or pursue growth opportunities.

Security threats, including cyberattacks, terrorism and other hostile acts, could disrupt our telecommunications, technology and retail operations.

Our businesses depend on telecommunications networks, information technology systems, retail locations, warehouses and other infrastructure, including facilities and services operated by third parties. These assets and systems may be affected by cyberattacks, sabotage, terrorism, armed conflict, theft or other hostile acts. Such events could interrupt telecommunications services, disable e-commerce platforms, disrupt payment processing or fulfillment, damage facilities or compromise confidential information.

We may incur substantial costs to restore operations, replace equipment, investigate incidents, respond to claims or implement additional security measures. Prolonged disruptions could result in lost revenue, customer departures, contractual liabilities, regulatory scrutiny and reputational damage. Our security measures and insurance coverage may be insufficient to prevent or fully compensate us for these losses. Any significant incident could materially adversely affect our business, financial condition and results of operations.

Adverse economic conditions could reduce demand for our products and services, increase costs and limit access to financing.

Our businesses are affected by economic conditions in the markets in which we operate. Inflation, reduced consumer purchasing power, unemployment, higher interest rates, currency fluctuations and tighter credit conditions could reduce demand for our products and services and increase our operating and financing costs. Economic uncertainty may cause customers to reduce telecommunications spending, delay payments or purchase lower-priced services. It may also reduce discretionary spending on footwear and accessories, increase promotional activity and require inventory markdowns.

Our suppliers, retail partners and other counterparties may experience similar pressures, resulting in higher prices, reduced credit availability, delayed deliveries or payment defaults. Adverse economic conditions could also limit our access to capital when funding is needed to support operations or repay obligations. These developments could materially adversely affect our revenue, margins, liquidity and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2026, which have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On August 6, 2026, we issued 1,667 shares of common stock to an advisory services firm in consideration for services agreed to be rendered to the Company.

On August 6, 2026, we issued 6,667 shares of common stock to a consultant in consideration for services agreed to be rendered to the Company.

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

Use of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 3. Defaults Upon Senior Securities

Term Finance Certificate (TFC) Default. The Company is currently in default with respect to the repayment of $4.18 million of its outstanding liability of Term Finance Certificates (TFCs). However, it is pertinent to note that no formal notice or letter of default has been served upon the Company by the TFC holders to date. No penalties are due.

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

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1

Articles of Amendment to First Amended and Restated Articles of Incorporation, filed with the Secretary of State of Nevada on August 24, 2026 (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 25, 2026, and incorporated by reference herein)

4.1

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

GLOBALTECH CORPORATION

Dated: November 13, 2026	By:	/s/ Dana Green
Dana Green
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Muhammad Azhar Saeed, FCA
Muhammad Azhar Saeed, FCA
Chief Financial Officer
(Principal Financial/Accounting Officer)

